Form 10QSB
period 1996-03-31
FIRST CLAYTON BANCSHARES INC
filed 1996-05-15
CIK 849627

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                  FORM 10-QSB
Mark One

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended           MARCH 31, 1996
                                      ---------------------------

[   ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

       For the transition period from __________ to __________

                      COMMISSION FILE NUMBER:  33-28050-A

                        FIRST CLAYTON BANCSHARES, INC.
       -----------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)

           GEORGIA                                   58-1823105
- -------------------------------                  -------------------
(State or other jurisdiction of                    (IRS Employer
incorporation or organization)                   Identification No.)

                 POST OFFICE BOX 1250, CLAYTON, GEORGIA 30525
         ------------------------------------------------------------
                   (Address of principal executive offices)

                                (706) 782-7100
                   ----------------------------------------
                          (Issuer's telephone number)

                                      N/A
    ---------------------------------------------------------------------
    (Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
Yes   X     No
    -----      -----

                     APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of May 6, 1996: 424,393

Transitional Small Business Disclosure Format (Check One)  Yes         No   X
                                                               -----      -----

                        FIRST CLAYTON BANCSHARES, INC.
                                AND SUBSIDIARY

                                     INDEX
                                     -----

                                                                        PAGE NO.
                                                                        --------
PART I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

          CONSOLIDATED BALANCE SHEET - MARCH 31, 1996..................       1

          CONSOLIDATED STATEMENTS OF INCOME - THREE
            MONTHS ENDED MARCH 31, 1996 AND 1995....................... 2 AND 3

          CONSOLIDATED STATEMENTS OF CASH FLOWS - THREE
            MONTHS ENDED  MARCH 31, 1996 AND 1995...................... 4 AND 5

          NOTE TO CONSOLIDATED FINANCIAL STATEMENTS....................       6

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS.............. 7 AND 8

PART II.  OTHER INFORMATION

          ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K....................       9

          SIGNATURES...................................................      10

                        PART I - FINANCIAL INFORMATION
ITEM 1.                      FINANCIAL STATEMENTS

                 FIRST CLAYTON BANCSHARES, INC. AND SUBSIDIARY

                          CONSOLIDATED BALANCE SHEET
                                MARCH 31, 1996
                                  (UNAUDITED)

ASSETS
- ------

Cash and due from banks                                            $ 1,446,632
Interest-bearing deposits in banks                                       3,707
Federal funds sold                                                   2,920,582
Securities available for sale, at fair value                         5,618,160
Securities held to maturity, at cost (fair value $6,805,000)         6,815,469

Loans                                                               33,103,100
Less allowance for loan losses                                         369,574
                                                                   -----------
        Loans, net                                                  32,733,526
                                                                   -----------
Premises and equipment, net                                          1,521,832
Other assets                                                         1,017,959
                                                                   -----------
                                                                   $52,077,867
                                                                   ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
- ------------------------------------

Deposits
  Demand                                                           $ 3,074,037
  Interest-bearing demand                                            8,645,854
  Savings                                                            2,338,900
  Time deposits                                                     32,423,257
                                                                   -----------
      Total deposits                                                46,482,048
Other liabilities                                                      269,624
                                                                   -----------
      Total liabilities                                             46,751,672

 COMMITMENTS AND CONTINGENCIES

Stockholders' equity
  Common stock, par value $1; 10,000,000 shares authorized;
    427,827 shares issued                                              427,827
  Surplus                                                            3,850,443
  Retained earnings                                                  1,090,436
  Unrealized gain on securities available for sale, net of tax           1,045
                                                                   -----------
                                                                     5,369,751
  Less cost of 3,434 shares of treasury stock                          (43,556)
                                                                   -----------
      Total stockholders' equity                                     5,326,195
                                                                   -----------
                                                                   $52,077,867
                                                                   ===========

THE ACCOMPANYING NOTE IS AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

                 FIRST CLAYTON BANCSHARES, INC. AND SUBSIDIARY

                       CONSOLIDATED STATEMENTS OF INCOME
                  THREE MONTHS ENDED MARCH 31, 1996 AND 1995
                                  (UNAUDITED)

                                                  1996          1995
                                               ----------     --------
INTEREST INCOME
  Interest and fees on loans                   $  915,337     $697,349
  Interest on taxable securities                  163,337      128,804
  Interest on nontaxable securities                20,906       14,428
  Interest on Federal funds sold                   45,443       30,224
  Interest on interest-bearing deposits                30           30
                                               ----------     --------
                                                1,145,053      870,835
INTEREST EXPENSE ON DEPOSITS                      581,037      385,206
                                               ----------     --------
    Net interest income                           564,016      485,629

PROVISION FOR LOAN LOSSES                          25,000       18,000
                                               ----------     --------
    Net interest income after provision for
       loan losses                                539,016       46,729
                                               ----------     --------
OTHER OPERATING INCOME                             66,513       79,745
                                               ----------     --------
OTHER OPERATING EXPENSES
  Salaries and other employee benefits            159,846       15,015
  Occupancy and equipment expenses                 67,004       61,096
  Other operating expense                         123,133      127,993
                                               ----------     --------
                                                  349,983      339,704
                                               ----------     --------
    Income before income taxes                    255,546      207,670

APPLICABLE INCOME TAXES                            81,512       64,593
                                               ----------     --------

    Net income                                 $  174,034     $143,077
                                               ==========     ========

                 FIRST CLAYTON BANCSHARES, INC. AND SUBSIDIARY

                       CONSOLIDATED STATEMENTS OF INCOME
                  THREE MONTHS ENDED MARCH 31, 1996 AND 1995
                                  (UNAUDITED)

                                                        1996         1995
                                                      --------     --------
PER SHARE OF COMMON STOCK BASED ON AVERAGE
  NUMBER OF SHARES OUTSTANDING DURING PERIOD
      Net  income                                     $   0.41     $   0.34
                                                      ========     ========
AVERAGE SHARES OUTSTANDING                             424.393      424,850
                                                      ========     ========
CASH DIVIDENDS PER SHARE OF COMMON STOCK              $     -      $     -
                                                      ========     ========


THE ACCOMPANYING NOTE IS AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

                 FIRST CLAYTON BANCSHARES, INC. AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                  THREE MONTHS ENDED  MARCH 31, 1996 AND 1995
                                  (UNAUDITED)

                                                                   1996         1995
                                                               -----------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net income                                                     $   174,034   $   143,077
                                                                -----------   -----------
 Adjustments to reconcile net income to net cash provided
  by operating activities:
 Depreciation and amortization                                       41,948        43,176
 Provision for loan losses                                           25,000        18,000
 Increase in interest receivable                                   (160,833)      (58,554)
 Increase in interest payable                                         5,366        20,769
 Increase (decrease) in taxes payable                                30,054       (15,977)
 Other prepaids, deferrals and accruals, net                        (37,354)      (36,421)
                                                                -----------   -----------
    Total adjustments                                               (95,819)      (29,007)
                                                                -----------   -----------

    Net cash provided by operating activities                        78,215       114,070
                                                                -----------   -----------
CASH FLOWS FROM INVESTING ACTIVITIES
 Purchases of securities available for sale                      (1,006,252)     (500,131)
 Proceeds from maturities of securities available for sale          448,490       296,561
 Purchases of securities held to maturity                          (341,987)     (100,208)
 Proceeds from maturities of securities held to maturity            309,633      1048,194
 Net decrease (increase) in Federal funds sold                    2,734,418    (1,410,000)
 Increase in bank-owned deposits                                        (30)          (30)
 Net increase in loans                                           (2,332,893)   (1,511,459)
 Purchase of premises and equipment                                 (14,592)      (11,205)
                                                                -----------   -----------
    Net cash used in investing activities                          (203,213)   (2,188,278)
                                                                -----------   -----------
CASH FLOWS FROM FINANCING ACTIVITIES
 Net (decrease) increase in deposits                               (694,384)    1,844,336

    Net cash (used in) provided by financing activities            (694,384)    1,844,336
                                                                -----------   -----------
Net decrease in cash and due from banks                            (819,382)     (229,872)

 Cash and due from banks, beginning of period                     2,266,014     1,183,525
                                                                -----------   -----------

Cash and due from banks, end of period                          $ 1,446,632   $   953,653
                                                                ===========   ===========

                 FIRST CLAYTON BANCSHARES, INC. AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                  THREE MONTHS ENDED  MARCH 31, 1996 AND 1995
                                  (UNAUDITED)

                                                        1996         1995
                                                      --------    --------
SUPPLEMENTAL DISCLOSURES OF CASH
   FLOW INFORMATION
   Cash paid during period for:
     Interest                                         $575,671    $364,437

     Income taxes                                       73,104      80,570

NONCASH TRANSACTION
   Unrealized (gains) losses on
     securities available for sale                      44,001     (51,979)


THE ACCOMPANYING NOTE IS AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

                 FIRST CLAYTON BANCSHARES, INC. AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


NOTE 1.  BASIS OF PRESENTATION

          The financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim periods.

          The results of operations for the three month period ended March 31, 1996 are not necessarily indicative of the results to be expected for the full year.

                FIRST CLAYTON BANCSHARES, INC.  AND SUBSIDIARY
ITEM 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS


The following is management's discussion and analysis of certain significant factors which have affected the Company's financial position and operating results during the periods included in the accompanying consolidated financial statements.

FINANCIAL CONDITION

As of March 31, 1996, the Company continued to experience moderate growth in total loans of approximately $2,338,000 or 7.60%, as compared to December 31, 1995. Total assets and total deposits decreased slightly during the period from December 31, 1995 to March 31, 1996 by 1.05% and 1.47%, respectively. The increase in loans was funded by a decrease in Federal funds sold of approximately $2,734,000 for the same time period.

LIQUIDITY

As of March 31, 1996, the liquidity ratio was 30.77%, which is above the Bank's target ratio of 30%. Liquidity is measured by the ratio of net cash, short-term and marketable securities to net deposits and short-term liabilities.
Management believes that this ratio is adequate to meet the liquidity needs of the Bank.

CAPITAL

The minimum capital requirements for banks and bank holding companies require a leverage capital to total assets ratio of at least 4%, core capital to risk-weighted assets ratio of at least 4% and total capital to risk-weighted assets of 8%.

Selected financial information relating to the Bank's minimum capital requirements for the period ended March 31, 1996 is as follows:

    Leverage capital ratio          10.07%

    Risk-based capital ratios:
      Core capital                  17.73%
      Total capital                 18.98%

In the second quarter of 1996, the Company purchased approximately 6% of the outstanding shares of common stock from one stockholder and recorded these shares as treasury stock. The capital of the Company and the Bank is adequate and is in compliance with the minimum regulatory requirements, subsequent to this transaction.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

Net interest income for the three months ended March 31, 1996 increased 16.14% to $564,000 over $486,000 for the same period in 1995. Interest income for the three month period increased $274,000 or 31.49%, while interest expense increased by $196,000 or 50.84%. The increase in interest income compared to the same period in 1995 is due primarily to the continued growth of the loan portfolio which has increased 23.47% since March 31, 1995. The increase in interest expense is consistent with an increase in interest-bearing deposits of $9,922,000 or 29.63% since March 31, 1995.

The provision for loan losses increased for the three month period ended March 31, 1996 by $7,000 as compared to 1995. The Company's reserve for loan losses amounted to $369,574 or 1.12% of total loans outstanding at March 31, 1996 as compared to 1.10% at December 31, 1995. Management believes that the reserve for loan losses is adequate to absorb anticipated loan losses.

Other operating income decreased $13,000 or 16.59% for the three month period ended March 31, 1996 as compared to the same period in 1995. The change was due to a decrease in credit life income of $22,000 which was the result of a decrease in commission rates in 1995. The decrease was partially offset by an increase in service charges on deposit accounts which increased $5,000 or 11.14% as compared to the same period in 1995. The increase in service charges is primarily attributable to an increase in insufficient fund charges.

Other operating expenses increased $10,000 for the three month period ended March 31, 1996 as compared to the same period in 1995. The largest increases occurred in personnel expense, occupancy and equipment expenses, and stationery and supplies expense, which increased $9,000, $6,000 and $8,000, respectively, for the three month period ended March 31, 1996 as compared to the same period in 1995. The above increases were offset by a decrease of $19,000 in FDIC assessments for the same time period which is due to lower assessment rates implemented during 1995.

Income tax expense increased by $17,000 for the three months ended March 31, 1996 as compared to the three month period ended March 31, 1995. Through March 31, 1996, the effective tax rate increased to 32% as compared to 31% for the same period in 1995.

Net income for the three months ended March 31, 1996 has increased by $31,000 when compared to the three month period ended March 31, 1995. The subsidiary bank continues to experience moderate growth in earning assets, which has enabled the Company to increase earnings. This trend is expected to continue.

                          PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a)  Exhibits.

              None.

         (b)  Reports on Form 8-K.

              None.

                                  SIGNATURES

          In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       FIRST CLAYTON BANCSHARES, INC.



DATE: ______________                   BY: \s\ Robert H. Blalock
                                           ------------------------------------
                                           Robert H. Blalock, President


DATE: ______________                   BY: \s\J. Mark Smith
                                           --------------------------------
                                           J. Mark Smith, Chief Executive
                                            Officer of the Subsidiary