Form 10QSB
period 1996-06-30
FIRST CLAYTON BANCSHARES INC
filed 1996-08-14
CIK 849627

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                  FORM 10-QSB
Mark One

[ X ]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

       For the quarterly period ended      JUNE 30, 1996
                                      ----------------------

[   ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

       For the transition period from __________  to __________

                      COMMISSION FILE NUMBER:  33-28050-A

                        FIRST CLAYTON BANCSHARES, INC.
                       --------------------------------
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

                                      N/A
                                     -----
      (Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
Yes    X         No
    -------          --------

                     APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of August 1, 1996: 400,191

Transitional Small Business Disclosure Format (Check One) Yes     No  X
                                                              ---    ---

                         FIRST CLAYTON BANCSHARES, INC.
                                 AND SUBSIDIARY

                                     INDEX
                                     -----

                                                                                             PAGE NO.
                                                                                             --------
PART I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

          CONSOLIDATED BALANCE SHEET - JUNE 30, 1996............................................. 1

          CONSOLIDATED STATEMENTS OF INCOME - THREE AND
           SIX MONTHS ENDED JUNE 30, 1996 AND 1995......................................... 2 AND 3

          CONSOLIDATED STATEMENTS OF CASH FLOWS - SIX
            MONTHS ENDED  JUNE 30, 1996 AND 1995........................................... 4 AND 5

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS............................................. 6

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS...................................... 7-9

PART II.  OTHER INFORMATION

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.................................... 10

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K....................................................... 10

         SIGNATURES

                        PART I - FINANCIAL INFORMATION
ITEM 1.                      FINANCIAL STATEMENTS

                 FIRST CLAYTON BANCSHARES, INC. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEET
                                 JUNE 30, 1996
                                  (UNAUDITED)

ASSETS
- ------
Cash and due from banks                                                           $   2,270,749
Securities available for sale, at fair value                                          4,558,544
Securities held to maturity, at cost (fair value $6,630,564)                          6,635,873
Federal funds sold                                                                      680,000

Loans                                                                                35,996,455
Less allowance for loan losses                                                         (355,461)
                                                                               ----------------
     Loans, net                                                                      35,640,994
                                                                               ----------------

Premises and equipment, net                                                           1,510,609
Other assets                                                                            998,012
                                                                               ----------------
                                                                                  $  52,294,781
                                                                               ================

LIABILITIES AND STOCKHOLDERS' EQUITY
- ----------------------------------------

Deposits
   Demand                                                                         $   3,975,619
   Interest-bearing demand                                                            8,846,789
   Savings                                                                            3,070,638
   Certificates of deposit                                                           31,243,451
                                                                               ----------------
         Total deposits                                                              47,136,497
Other liabilities                                                                       125,553
                                                                               ----------------
         Total liabilities                                                           47,262,050
                                                                               ----------------

COMMITMENTS AND CONTINGENCIES

Stockholders' equity
   Common stock, par value $1; 10,000,000 shares authorized;
     427,827 shares issued                                                              427,827
   Surplus                                                                            3,850,443
   Retained earnings                                                                  1,257,764
   Unrealized loss on securities available for sale, net of tax                         (48,313)
                                                                               ----------------
                                                                                      5,487,721
   Less cost of 27,636 shares of treasury stock                                        (454,990)
                                                                               ----------------
         Total stockholders' equity                                                   5,032,731
                                                                               ----------------

                                                                                  $  52,294,781
                                                                               ================

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

                 FIRST CLAYTON BANCSHARES, INC. AND SUBSIDIARY

                       CONSOLIDATED STATEMENTS OF INCOME
                 THREE MONTHS ENDED JUNE 30, 1996 AND 1995 AND
                    SIX MONTHS ENDED JUNE 30, 1996 AND 1995
                                  (UNAUDITED)

                                                           THREE MONTHS ENDED             SIX MONTHS ENDED
                                                                JUNE 30,                       JUNE 30,
                                                      --------------------------     ---------------------------
                                                           1996           1995           1996             1995
                                                      -----------    -----------     -----------     -----------
INTEREST INCOME
 Interest and fees on loans                           $   951,283    $   802,067     $ 1,866,621     $ 1,525,048
 Interest on taxable securities                           162,001        134,228         325,368         263,062
 Interest on nontaxable securities                         22,562         15,058          43,468          29,486
 Interest on Federal funds sold                            15,606         50,269          61,049          80,493
                                                      -----------    -----------     -----------     -----------
                                                        1,151,452      1,001,622       2,296,506       1,898,089

INTEREST EXPENSE ON DEPOSITS                              565,009        480,529       1,147,799         865,735
                                                      -----------    -----------     -----------     -----------

     Net interest income                                  586,443        521,093       1,148,707       1,032,354
PROVISION FOR LOAN LOSSES                                  24,999         19,500          49,999          37,500
                                                      -----------    -----------     -----------     -----------
     Net interest income after provision for
          loan losses                                     561,444        501,593       1,098,708         994,854
                                                      -----------    -----------     -----------     -----------

OTHER OPERATING INCOME
 Service charges on deposit accounts                       49,478         42,686          98,817          87,078
 Other income                                              15,068          8,210          41,963          17,931
 Security gains, net                                        1,241            -             1,241             -
                                                      -----------    -----------     -----------     -----------
                                                           65,787         50,896         142,021         105,009
                                                      -----------    -----------     -----------     -----------

OTHER OPERATING EXPENSES
 Salaries and other employee benefits                     168,147        156,028         327,993         306,643
 Occupancy and equipment expenses                          67,764         56,307         134,768         117,403
 Stationery and supplies                                   24,765         16,402          49,700          32,933
 FDIC assessments                                             500         19,747           1,000          39,493
 Directors' fees                                           15,000         16,200          30,000          31,800
 Postage expense                                            9,539          7,011          22,559          18,676
 Software amortization                                      9,687          8,429          19,135          18,447
 Other operating expense                                   86,214         61,204         146,443         115,637
                                                      -----------    -----------     -----------     -----------
                                                          381,616        341,328         731,598         681,032
                                                      -----------    -----------     -----------     -----------

     Income before income taxes                           245,615        211,161         509,131         418,831

APPLICABLE INCOME TAXES                                    86,177         66,730         167,769         131,323
                                                      -----------    -----------     -----------     -----------

     Net income                                       $   159,438    $   144,431     $   341,362     $   287,508
                                                      ===========    ===========     ===========     ===========

                 FIRST CLAYTON BANCSHARES, INC. AND SUBSIDIARY

                       CONSOLIDATED STATEMENTS OF INCOME
                 THREE MONTHS ENDED JUNE 30, 1996 AND 1995 AND
                    SIX MONTHS ENDED JUNE 30, 1996 AND 1995
                                  (UNAUDITED)

                                                     THREE MONTHS ENDED                    SIX MONTHS ENDED
                                                          JUNE 30,                             JUNE 30,
                                               ------------------------------------------------------------
                                                      1996          1995          1996             1995
                                               --------------  -------------  -------------  --------------
PER SHARE OF COMMON STOCK BASED ON AVERAGE
  NUMBER OF SHARES OUTSTANDING DURING PERIOD
     Net income                                  $       0.39    $      0.34    $      0.82    $       0.68
                                               ==============  =============  =============  ==============

AVERAGE SHARES OUTSTANDING                            409,499        424,393        416,947         424,622
                                               ==============  =============  =============  ==============

CASH DIVIDENDS PER SHARE OF COMMON STOCK         $       -       $      -       $      -       $       -
                                               ==============  =============  =============  ==============

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

                 FIRST CLAYTON BANCSHARES, INC. AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                    SIX MONTHS ENDED JUNE 30, 1996 AND 1995
                                  (UNAUDITED)

                                                                               1996               1995
                                                                          --------------      --------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                                             $      341,362      $      287,508
                                                                          --------------      --------------
   Adjustments to reconcile net income to net cash provided
       by operating activities:
   Depreciation                                                                   65,000              82,355
   Provision for loan losses                                                      49,999              37,500
   Increase in interest receivable                                              (125,208)             (4,493)
   Increase (decrease) in interest payable                                       (29,051)             59,197
   Decrease in taxes payable                                                     (48,066)            (81,168)
   Gain on sale of securities                                                     (1,241)               -
   Other prepaids, deferrals and accruals, net                                   (56,805)            (34,370)
                                                                          --------------      --------------
       Total adjustments                                                        (145,372)             59,021
                                                                          --------------      --------------

       Net cash provided by operating activities                                 195,990             346,529
                                                                          --------------      --------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchases of securities available for sale                                 (1,539,947)         (1,080,530)
   Proceeds from maturities of securities available for sale                     573,267           1,201,385
   Proceeds from sale of securities available for sale                         1,392,656
   Purchases of securities held to maturity                                     (341,987)         (1,208,426)
   Proceeds from maturities of securities held to maturity                       489,229           1,243,545
   Net (increase) decrease in Federal funds sold                               4,975,000          (1,665,000)
   Net (increase) decrease in bank-owned deposits                                  3,677                 (60)
   Net increase in loans                                                      (5,265,360)         (4,080,331)
   Purchase of premises and equipment                                            (26,421)             (8,397)
                                                                          --------------      --------------

       Net cash provided by (used in) investing activities                       260,114          (5,597,814)
                                                                          --------------      --------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Net increase (decrease) in deposits                                           (39,935)          5,709,926
   Purchase of shares for the treasury                                          (411,434)             (6,855)
                                                                          --------------      --------------

       Net cash provided by (used in) financing activities                      (451,369)          5,703,071
                                                                          --------------      --------------

Net increase in cash and due from banks                                            4,735             451,786

Cash and due from banks, beginning of period                                   2,266,014           1,183,525
                                                                          --------------      --------------

Cash and due from banks, end of period                                    $    2,270,749      $    1,635,311
                                                                          ==============      ==============

                 FIRST CLAYTON BANCSHARES, INC. AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                    SIX MONTHS ENDED JUNE 30, 1996 AND 1995
                                  (UNAUDITED)

                                                                      1996           1995
                                                                -------------   -------------
SUPPLEMENTAL DISCLOSURES OF CASH
  FLOW INFORMATION
Cash paid during period for:
  Interest                                                      $  1,176,850    $   806,538

  Income taxes                                                       243,854        217,168

NONCASH TRANSACTION
 Unrealized (gains) losses on securities available for sale          121,120       (115,453)


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

                    FIRST CLAYTON BANCSHARES AND SUBSIDIARY

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

         The results of operations for the three and six month periods ended June 30, 1996 are not necessarily indicative of the results to be expected for the full year.

NOTE 2.  CURRENT ACCOUNTING DEVELOPMENTS

         The Financial Accounting Standards Board has issued SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", No. 122, "Accounting for Mortgage Servicing Rights", and No. 123, "Accounting for Stock-Based Compensation", all of which are effective for financial statements for years beginning after December 31, 1995 and for transactions after December 31, 1995.

         SFAS 121 requires that long-lived assets and certain identifiable intangibles, including goodwill, be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In the event that the sum of the expected future cash flows is less than the carrying amount of an impaired long-lived asset, an impairment loss should be recognized. The adoption of this Statement is not expected to have a material effect on the earnings or financial condition of the Company.

         SFAS 122 requires mortgage banking enterprises to recognize as a separate asset the rights retained to service mortgage loans for third parties. These assets are to be based on the fair value of the mortgage servicing rights and mortgage loans, if practicable to estimate. Otherwise, the entire cost of purchasing or originating these loans should be allocated to mortgage loans. The adoption of this Statement is not expected to have a material effect on the earnings or financial condition of the Company.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


NOTE 2.  CURRENT ACCOUNTING DEVELOPMENTS (CONTINUED)

         SFAS 123 establishes financial accounting and reporting standards for stock-based employee compensation plans. The statement defines a fair value based method of accounting for employee compensation plans and encourages the adoption of all plans. However, the statement allows previous methods of accoun ting for compensation plans to be utilized with additional disclosures required. The adoption of this Statement is not expected to have a material effect on the earnings or financial condition of the Company.

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

FINANCIAL CONDITION

As of June 30, 1996, the Company experienced a slight decrease in total assets and deposits along with significant growth in total loans of approximately $5,232,000 or 17.01%, as compared to December 31, 1995. The stabilization of total assets and deposits reflects the end of the growth associated with the change in ownership of other community banks. The growth in loans is a combination of the change in the banking environment, which typically occurs gradually, and management's continuing marketing efforts to attract new loans and other lending arrangements.

Total assets and total deposits slightly decreased during the period from December 31, 1995 to June 30, 1996 by .64% and .08%, respectively. The $5,232,000 increase in loans was funded primarily by a decrease in Federal funds sold of $4,975,000 for the same time period. Investments decreased during the same period by approximately $697,000 or 5.86%.


LIQUIDITY

As of June 30, 1996, the liquidity ratio was 25.54%, which is slightly under the Company's target ratio of 30%. Liquidity is measured by the ratio of net cash, short-term and marketable securities to net deposits and short-term liabilities. The Company has available lines of credit to meet any unforeseen liquidity needs. Management believes that this ratio is adequate to meet the liquidity needs of the Bank.

CAPITAL

The minimum capital requirements for banks and bank holding companies require a leverage capital to total assets ratio of at least 4%, core capital to risk-weighted assets ratio of at least 4%, and total capital to risk-weighted assets of 8%.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS



Selected financial information relating to the Bank's minimum capital requirements for the period ended June 30, 1996 is as follows:

    Leverage capital ratio                               9.63%
    Risk-based capital ratios:
       Core capital                                     16.42%
       Total capital                                    17.58%

The capital of the Bank is adequate and is in compliance with the minimum regulatory requirements.

Capital decreased by $148,000 during the first six months of 1996 which is the result of the purchase of treasury stock totaling $411,434. This decrease net of earnings to date of $341,000 and unrealized losses on securities available for sale of $78,000 account for the change in capital. Management does not anticipate any other significant purchases of treasury stock in the near future.

Management is not aware of any other current recommendations by the regulatory authorities, events or trends, which, if they were to be implemented, would have a material effect on the Company's liquidity, capital resources, or operations.

RESULTS OF OPERATIONS

Net interest income for the six months ended June 30, 1996 increased 11.27% to $1,149,000 over the $1,032,000 for the same period in 1995. Interest income for the six month period increased $398,000 or 20.99% while interest expense increased by $282,000 or 32.58%. Net interest income for the three months ended June 30, 1996 increased 12.54% to $586,000 over the $521,000 for the same period in 1995. Interest income for the three month period increased $150,000 or 14.96% while interest expense increased by $84,000 or 17.58%. The increase in interest income compared to the same periods in 1995 is due primarily to the significant growth in interest-earning assets. The increase in interest expense is consistent with increased interest rates which have gradually increased as time deposits mature and an 18.37% growth in interest-bearing deposits since June 30, 1995. Interest earning assets have increased by $5,828,000 or 13.86% for the same time period.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS



The provision for loan losses increased for the three and six month periods ended June 30, 1996 by $5,500 and $12,500, respectively, as compared to June 30, 1995. The Company's allowance for loan losses amounted to $355,461 or .99% of total loans outstanding at June 30, 1996 as compared to 1.10% at December 31, 1995. Net charge-offs for the six months ended June 30, 1996 were $34,000. Nonaccrual loans were $356,000 and $68,000 at June 30, 1996 and 1995, respectively, and loans past due 90 days and still accruing interest were $189,000 and $20,000 for the same periods. Management believes that the allowance for loan losses is adequate to absorb anticipated loan losses.

Loans classified for regulatory purposes as loss, doubtful, substandard, or special mention do not represent or result from trends or uncertainties which management reasonably expects will materially impact future operating results, liquidity, or capital resources. These classified loans do not represent material credits about which management is aware which causes management to have serious doubts as to the ability of such borrowers to comply with the loan repayment terms.

Other income increased $37,000 or 35.25% for the six month period ended June 30, 1996 as compared to 1995. There were no significant individual items which accounted for this increase in other income.

Other operating expenses increased $40,000 and $51,000 for the three and six month periods ended June 30, 1996, respectively, as compared to the same periods in 1995. The significant increases occurred in personnel expense, stationery and supplies expense, and other expense, which increased $21,000, $17,000, and $31,000, respectively, for the six month period ended June 30, 1996 as compared to the same period in 1995. These increases were offset by a decrease in FDIC assessments of $38,000. This decrease is the result of changes in the assessment rates effective for 1996.

For the most part, the increase in other operating expenses are directly related to the growth in loans and deposits. The number of full-time employees has increased from 21 at June 30, 1995 to 23 as of June 30, 1996. Other operating expenses continue to increase primarily as a result of increased marketing efforts and the related growth.

Net income for the six months ended June 30, 1996 has increased by $54,000 when compared to the six month period ended June 30, 1995. The subsidiary bank continues to experience growth in loans, which has enabled the Company to increase earnings.

Income tax expense increased by $36,000 for the six months ended June 30, 1996 as compared to the six month period ended June 30, 1995. As of June 30, 1996 and 1995, the effective tax rates were 33% and 31%, respectively.

                          PART II - OTHER INFORMATION


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         The Annual Meeting of the Shareholders of the Company was held on April 10, 1996. At the Annual Meeting of the Shareholders, proxies were solicited under Regulation 14 of the Securities and Exchange Act of 1934. Total shares outstanding amounted to 424,393. A total of 289,463 shares (68%) were represented by shareholders in attendance or by proxy. The following directors were re-elected to serve a three -year term. The results of the election were as follows:


                                               FOR             AGAINST            ABSTAIN
                                          ------------       -----------        -----------
              Lamar Edwards                  284,243             5,220                0
              Robert Blalock                 283,756             4,907              800


       The following directors continue to serve their three-year term:


              Mark Smith                 John Martin
              Betsy Fowler               Edward Bultman
              Colie Whitaker             Ronald Vandiver



       No other matters were voted upon by the shareholders.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

          (a) Exhibits.

              27.   Financial Data Schedule

          (b) Reports on Form 8-K.

              None.

                                   SIGNATURES



          In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   FIRST CLAYTON BANCSHARES, INC.



DATE: August 13, 1996                  BY: /s/ Robert H. Blalock
     -----------------                 _________________________________________
                                       Robert H. Blalock, President and Chairman