Form 10QSB
period 1996-09-30
FIRST CLAYTON BANCSHARES INC
filed 1996-11-13
CIK 849627

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
Mark One

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES AND
           EXCHANGE ACT OF 1934

        For the quarterly period ended September 30, 1996
                                       ------------------

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

        For the transition period from __________ to __________

                      Commission File Number: 33-28050-A



                        First Clayton Bancshares, Inc.
        ---------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)



           Georgia                                       58-1823105
-------------------------------                       ----------------
(State or other jurisdiction of                        (IRS Employer
incorporation or organization)                       Identification No.)

                 Post Office Box 1250, Clayton, Georgia 30525
               ------------------------------------------------
                   (Address of principal executive offices)

                                (706) 782-7100
                             --------------------
                          (Issuer's telephone number)



                                      N/A
      -------------------------------------------------------------------
     (Former name, former address and former fiscal year, if changed since last report)

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of November 4, 1996: 400,191

Transitional Small Business Disclosure Format (check one) Yes       No   X
                                                              -----    -----

                        FIRST CLAYTON BANCSHARES, INC.
                                AND SUBSIDIARY

--------------------------------------------------------------------------------

                                     INDEX
                                     -----

                                                                        Page No.
                                                                        --------

PART I.  FINANCIAL INFORMATION

         Item 1.  Financial Statements

          Consolidated Balance Sheet - September 30, 1996......................1

          Consolidated Statements of Income - Three
           Months Ended September 30, 1996 and 1995 and
           Nine Months Ended September 30, 1996 and 1995.................2 and 3
          Consolidated Statements of Cash Flows - Nine
           Months Ended September 30, 1996 and 1995......................4 and 5

          Notes to Consolidated Financial Statements.....................6 and 7

         Item 2.  Management's Discussion and Analysis of
                   Financial Condition and Results of Operations............8-10


PART II. OTHER INFORMATION

         Item 6 - Exhibits and Reports on Form 8-K............................11

         Signatures...........................................................12

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                  FIRST CLAYTON BANCSHARES, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET
                               SEPTEMBER 30, 1996
                                   (Unaudited)

Assets
------

Cash and due from banks                                             $  1,605,975
Interest-bearing deposits in banks                                         3,769
Securities:
  Securities held to maturity at cost (fair value $6,555,161)          6,607,259
  Securities available for sale, at fair value                         4,525,287
Federal funds sold                                                       970,000

Loans                                                                 38,984,974
Less allowance for loan losses                                           341,531
                                                                    ------------
                                                                      38,642,443
                                                                    ------------

Premises and equipment, net                                            1,481,705
Other assets                                                             992,248
                                                                    ------------

                                                                    $ 54,829,686
                                                                    ============

Liabilities and Stockholders' Equity
------------------------------------

Deposits
  Demand                                                            $  4,892,711
  Interest-bearing demand                                              9,106,331
  Savings                                                              3,124,115
  Certificates of deposit                                             32,254,948
                                                                    ------------
          Total deposits                                              49,378,105
Other liabilities                                                        190,579
                                                                    ------------
          Total liabilities                                           49,568,684
                                                                    ------------

Stockholders' equity
  Common stock, par value $1; 10,000,000 shares authorized;
    427,827 shares issued                                                427,827
  Surplus                                                              3,850,443
  Retained earnings                                                    1,456,435
  Unrealized loss on securities available for sale, net of tax          (18,713)
                                                                    ------------
                                                                       5,715,992
  Less cost of 27,636 shares of treasury stock                         (454,990)
                                                                    ------------
          Total stockholders' equity                                   5,261,002
                                                                    ------------

                                                                    $ 54,829,686
                                                                    ============

             The accompanying notes are an integral part of these
                      consolidated financial statements.

                  FIRST CLAYTON BANCSHARES, INC. AND SUBSIDIARY

                        CONSOLIDATED STATEMENTS OF INCOME
               THREE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995 AND
                  NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
                                   (Unaudited)

                                                   Three Months Ended September 30,       Nine Months Ended September 30,
                                                  ----------------------------------     --------------------------------
                                                        1996              1995                1996              1995
                                                  ---------------     --------------     --------------    --------------
Interest income
  Interest and fees on loans                      $    1,068,542      $     880,287      $   2,935,163     $   2,405,335

  Interest on taxable securities                         144,621            140,897            469,989           403,959
  Interest on nontaxable securities                       22,512             15,830             65,980            45,316
  Interest on Federal funds sold                          16,204             60,243             77,253           140,736
                                                  ---------------     --------------     --------------    --------------
                                                       1,251,879          1,097,257          3,548,385         2,995,346

Interest expense on deposits                             574,694            543,434          1,722,493         1,409,169
                                                  ---------------     --------------     --------------    --------------
          Net interest income                            677,185            553,823          1,825,892         1,586,177
Provision for loan losses                                 36,000             19,500             85,999            57,000
                                                  ---------------     --------------     --------------    --------------
          Net interest income after
            provision for loan losses                    641,185            534,323          1,739,893         1,529,177
                                                  ---------------     --------------     --------------    --------------

Other operating income
  Service charges on deposit accounts                     45,930             41,641            144,747           128,719
  Securities gains                                           -                  -                1,241               -
  Other income                                             2,380             10,634             44,343            28,565
                                                  ---------------     --------------     --------------    --------------
                                                          48,310             52,275            190,331           157,284
                                                  ---------------     --------------     --------------    --------------

Other operating expense
  Salaries and other employee benefits                   163,544            154,796            491,537           461,439
  Occupancy and equipment expenses                        69,348             61,542            204,116           178,945
  Stationery and supplies                                 21,699             19,711             71,399            52,644
  FDIC assessments                                           500             (2,136)             1,500            37,357
  Directors' fees                                         16,800             16,200             46,800            48,000
  Software amortization                                    8,523              8,908             27,658            27,355
  Postage expense                                         13,800              9,369             36,359            28,045
  Other operating expense                                 82,588             53,711            229,031           169,348
                                                  ---------------     --------------     --------------    --------------
                                                         376,802            322,101          1,108,400         1,003,133
                                                  ---------------     --------------     --------------    --------------

          Income before income taxes                     312,693            264,497            821,824           683,328

Applicable income taxes                                  114,022             91,140            281,791           222,463
                                                  ---------------     --------------     --------------    --------------

          Net income                              $      198,671      $     173,357      $     540,033     $     460,865
                                                  ===============     ==============     ==============    ==============

                  FIRST CLAYTON BANCSHARES, INC. AND SUBSIDIARY

                        CONSOLIDATED STATEMENTS OF INCOME
               THREE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995 AND
                  NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
                                   (Unaudited)

                                                                Three Months Ended                 Nine Months Ended
                                                                   September 30,                     September 30,
                                                           ------------------------------    -----------------------------
                                                                 1996            1995             1996            1995
                                                           -------------     ------------    -------------    ------------

Per share of common stock based on average
number of shares outstanding during period
       Net  income                                         $         .50    $        .41    $        1.31    $       1.09
                                                           ==============   =============   ==============   =============

Average shares outstanding                                       400,191         424,393          411,321         424,545
                                                           ==============   =============   ==============   =============

Cash dividends per share of common stock                   $           -    $          -    $           -               -
                                                           ==============   =============   ==============   =============


The accompanying notes are an integral part of these consolidated financial statements.

                 FIRST CLAYTON BANCSHARES, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  Nine Months Ended September 30, 1996 and 1995
                                   (Unaudited)

                                                                                           1996                 1995
                                                                                    -----------------     ----------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                                                        $        540,033      $       460,865
                                                                                    -----------------     ----------------
  Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation and amortization                                                             97,500              122,013
    Provision for loan losses                                                                 85,999               57,000
    Increase in interest receivable                                                         (122,377)            (218,108)
    Decrease in taxes payable                                                                (57,291)             (58,338)
    Increase (decrease) in interest payable                                                  (24,927)              74,448
    Securities gains                                                                          (1,241)                   -
    Other prepaids, deferrals and accruals, net                                                 (393)               9,157
                                                                                    -----------------     ----------------
      Total adjustments                                                                      (22,730)             (13,828)
                                                                                    -----------------     ----------------

      Net cash provided by operating activities                                              517,303              447,037
                                                                                    -----------------     ----------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of securities available for sale                                                1,539,947           (2,169,263)
  Proceeds from maturities of securities available for sale                                  552,772            1,201,385
  Proceeds from sales of securities available for sale                                     1,492,656              199,500
  Purchase of securities held to maturity                                                   (341,987)          (2,147,903)
  Proceeds from maturities of securities held to maturity                                    517,843            1,751,388
  Net decrease (increase) in Federal funds sold                                            4,685,000           (2,280,000)
  Net (increase) in bank owned deposit                                                           (92)                 (91)
  Net increase in loans                                                                   (8,303,809)          (5,027,816)
  Purchase of premises and equipment                                                         (30,017)             (60,052)
                                                                                    -----------------     ----------------

    Net cash used in investing activities                                                 (2,967,581)          (8,532,852)
                                                                                    -----------------     ----------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Net increase in deposits                                                                 2,201,673            7,868,920
  Purchase of shares for the treasury                                                       (411,434)              (6,855)
                                                                                    -----------------     ----------------

    Net cash provided by financing activities                                              1,790,239            7,862,065
                                                                                    -----------------     ----------------

Net decrease in cash and due from banks                                                     (660,039)            (223,750)

Cash and due from banks, beginning of period                                               2,266,014            1,183,525
                                                                                    -----------------     ----------------

Cash and due from banks, end of period                                              $      1,605,975      $       959,775
                                                                                    =================     ================

                  FIRST CLAYTON BANCSHARES, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  Nine Months Ended September 30, 1996 and 1995
                                   (Unaudited)

                                                          1996        1995
                                                       ----------  -----------
SUPPLEMENTAL DISCLOSURES OF CASH
 FLOW INFORMATION
 Cash paid during period for:
  Interest                                            $ 1,747,420  $ 1,334,721
  Income taxes                                            329,854      285,468

NONCASH TRANSACTION
  Unrealized gains on securities available for sale   $   (74,872) $  (103,519)

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

         The results of operations for the three and nine month periods ended September 30, 1996 are not necessarily indicative of the results to be expected for the full year.

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

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)




NOTE 2.  CURRENT ACCOUNTING DEVELOPMENTS (Continued)

         SFAS 123 establishes financial accounting and reporting standards for stock-based employee compensation plans. The statement defines a fair value based method of accounting for employee compensation plans and encourages the adoption of all plans. However, the statement allows previous methods of accounting for compensation plans to be utilized with additional disclosures required. The adoption of this Statement is not expected to have a material effect on the earnings or financial condition of the Company.

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

Financial Condition

As of September 30, 1996, the Company continued to experience significant growth in total loans as total loans increased approximately $2,989,000 from June 30, 1996. During the same period, total assets and total deposits increased by $2,535,000 and $2,242,000, respectively. The increase in total assets, loans, and deposits for the nine month period ended September 30, 1996 was 4.2%, 26.7%, and 4.7%, respectively.

The significant increase in total loans since December 31, 1995 of $8,220,000 has been funded by an increase in deposits of $2,202,000, a decrease in Federal funds of $4,685,000, and a decrease in securities of $755,000 plus net earnings to date. The growth experienced by the Company is attributable to the changes in the local banking community and management's continued marketing efforts.

Liquidity

As of September 30, 1996, the liquidity ratio was 23.59%, which is below the Company's target ratio of 30%. The decrease in liquidity ratio is related to the significant increase in loans during the period. However, the Company has available lines of credit to meet any unforeseen liquidity needs. Liquidity is measured by the ratio of net cash, short-term and marketable securities to net deposits and short-term liabilities. Management believes that this ratio is adequate to meet the liquidity needs of the Bank.

Capital

The minimum capital requirements for banks and bank holding companies require a leverage capital to total assets ratio of at least 4%, core capital to risk-weighted assets ratio of at least 4% and total capital to risk-weighted assets of 8%.

Selected financial information relating to the Bank's minimum capital requirements for the period ended September 30, 1996 is as follows:

  Leverage capital ratio                                                9.82  %
  Risk-based capital ratios:
    Core capital                                                       16.13  %
    Total capital                                                      17.17  %


The capital ratios of the Bank are adequate and in compliance with the minimum regulatory requirements.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
  RESULTS OF OPERATIONS

Results of Operations for the Three Months Ended September 30, 1996 and 1995

Net interest income for the three months ended September 30, 1996 increased 22.3% to $677,000, compared to $555,000 for the same period in 1995. Interest income increased by $155,000 or 14.1% while interest expense increased by $31,000 or 5.8%. The increase in interest income is primarily attributable to an increase in loans of approximately $8,678,000, compared to September 30, 1995. The increase in interest income was partially offset by an increase in interest expense related to an increase in interest-bearing deposits of $5,823,000 or 15.1% as compared to September 30, 1995.

The provision for loan losses increased for the three month period ended September 30, 1996, by $16,500 over the comparable period in 1995. The allowance for loan losses as a percentage of total loans was .88% and 1.10% at September 30, 1996 and December 31, 1995, respectively. Management believes that the allowance for loan losses is adequate to absorb anticipated loan losses.

Results of Operations for the Nine Months Ended September 30, 1996 and 1995

Net interest income for the nine month period ended September 30, 1996 increased by $240,000 or 15.1% over the comparable period in 1995. Interest income increased by $553,000 or 18.5% while interest expense increased by $313,000 or 22.2%. The increase in net interest income is primarily attributable to the increase in loans as discussed above.

The provision for loan losses increased for the nine month period ended September 30, 1996 by $29,000, as compared to September 30, 1995. Net charge-offs for the nine months ended September 30, 1996 were $84,000. Nonaccrual loans were $62,000 and $24,000 at September 30, 1996 and 1995, respectively, and loans past due 90 days and still accruing interest were $121,000 and $64,000 for the same periods. Management believes that the allowance for loan losses is adequate to absorb anticipated loan losses.

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

Other income increased $33,000 or 21.0% for the nine month period ended September 30, 1996 as compared to 1995. Service charges on deposit accounts accounted for $16,000 of the total increase in other income. During 1996 the Bank began charging a surcharge fee for foreign ATM transactions which generated an additional $9,000.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS


Other operating expenses for the nine month period ended September 30, 1996 increased by $105,000 or 10.5% over the comparable period in 1995. The most significant increases in other operating expenses were personnel expenses, occupancy and equipment expenses, stationery and supplies, postage expense, and other expenses. The increase in personnel expenses of $30,000 includes an increase of two full-time equivalent employees as compared to September 30, 1995. The increase in occupancy and equipment expenses includes increases in depreciation and maintenance expenses. In 1996, the Company entered into a consulting agreement to provide certain services to the Company. The increase in other operating expenses related to this agreement amounted to approximately $29,000. The majority of the other increases were related to the increase in loans and deposits.

Income tax expense at September 30, 1996, has increased by $59,000 over the same period in 1995. Through September 30, 1996, the effective tax rate is approximately 34.3% as compared to 32.6% at September 30, 1995. The increase in the effective tax rate includes state income taxes at September 30, 1996 of $14,000.

Net income for the nine month period ended September 30, 1996, increased by $79,000 or 17.2% when compared to the nine month period ended September 30, 1995. The subsidiary bank continues to experience substantial growth in loans, which has enabled the Company to increase interest income and net income.

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



                                FIRST CLAYTON BANCSHARES, INC.


DATE: ______________            BY: _____________________________________
                                    John Martin, President and Chairman

DATE: ______________            BY: _____________________________________
                                    J. Mark Smith, Chief Executive Officer
                                     of First Clayton Bank & Trust and Director