Form 10KSB40
period 1996-12-31
FIRST CLAYTON BANCSHARES INC
filed 1997-03-31
CIK 849627

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                  FORM 10-KSB

(MARK ONE)

[X]   ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
      EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended December 31, 1996
                          -----------------

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from ____________ to ____________

Commission file number:  33-28050-A
                         ----------

                        FIRST CLAYTON BANCSHARES, INC.
                        ------------------------------
                (Name of small business issuer in its charter)

            Georgia                                         58-1823105
-------------------------------                   ----------------------------
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                          Identification No.)

Village Shopping Center, Hwy. 441, Clayton, Georgia             30525
---------------------------------------------------            -------
 (Address of principal executive offices)                     (Zip Code)

Issuer's telephone number (706) 782-7100
                          --------------

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act:  None


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
Yes  X   No
   -----   -----

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenues for its most recent fiscal year.  $5,079,000

As of March 11, 1997 registrant had 400,391 outstanding shares of common stock, $1 par value per share, which is the registrant's only class of common stock. There is no established market for the common stock of the registrant. Therefore, the aggregate market value of the voting stock held by nonaffiliates of the registrant is not known.

                      DOCUMENTS INCORPORATED BY REFERENCE
                                     None

TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (CHECK ONE):  YES     NO  X
                                                                ---   -----

                                    PART I
                                    ------


ITEM 1.   DESCRIPTION OF BUSINESS

      First Clayton Bancshares, Inc. (the "Company" or "First Clayton") is a one-bank holding company which engages through its subsidiary, First Clayton Bank and Trust Company (the "Bank"), in providing full banking services to customers of the Bank. The Company's executive offices are located at U. S. 441 Village Center, Clayton, Georgia 30525, and its telephone number is (706) 782-7100.

      The Company was incorporated on February 3, 1989 as a Georgia business corporation. On February 2, 1990, the Company purchased all of the shares of common stock of First Clayton Bank and Trust Company. The Company's primary business is to manage the business and affairs of its bank subsidiary. The Company's subsidiary bank provides a full range of banking services to its customers, except for trust services. The Bank is organized under the laws of the State of Georgia. The Bank is a nonmember of the Federal Reserve and utilizes The Bankers Bank as its primary correspondent bank.

MARKET AREA AND COMPETITION

      The Bank's office is located in the Village Shopping Center at U. S. 441, Clayton, Georgia. The Bank competes primarily with two other commercial banks, Regions Bank and Rabun County Bank. In addition, the Bank competes with other financial institutions, including one savings and loan association, two finance companies and several credit unions. The banking industry continues to experience increased competition for deposits from money market mutual funds. The Bank's primary market area is Rabun County.

      The banking industry in Georgia is highly competitive. In recent years, intense market demands, economic pressures, and increased customer awareness of product and service differences among financial institutions have forced banks to diversify their services and become more cost effective. The Bank faces strong competition in attracting deposits and making loans.

      The most direct competition for deposits comes from other commercial banks, thrift institutions, credit unions and issuers of securities such as shares in money market funds. Interest rates, convenience of office locations, and marketing are all significant factors in the Bank's competition for deposits.

      Competition for loans comes from other commercial banks, thrift institutions, savings banks, insurance companies, consumer finance companies,
credit unions and other institutional lenders.  The Bank   competes for loan
originations through the interest rates and loan fees it charges and the efficiency and quality of services it provides. Competition is affected by the general availability of lendable funds, general and local economic conditions, current interest rate levels and other factors that are not readily predictable.

      Management expects that competition will remain intense in the future due to state and Federal laws and regulations and the entry of additional bank and nonbank competitors. SEE SUPERVISION AND REGULATION.


LENDING ACTIVITIES
------------------

   The Bank makes loans primarily secured by real estate for single family home construction, owner-occupied commercial buildings, and other loans to small businesses and individuals who secure these loans by mortgages on their homes. In addition, loans are made to small- and medium-sized commercial businesses, as well as to consumers for a variety of purposes.

      The Bank makes secured and unsecured commercial loans, principally to smaller business enterprises, and extends consumer and commercial instalment loans to existing customers. The Bank also lends to a limited number of residential real estate contractors and developers in the Lake Rabun area. The Bank makes loans occasionally in bordering North Carolina.

      The Bank's commercial lending includes loans to smaller business ventures, credit lines for working capital and short-term seasonal or inventory financing, as well as occasional letters of credit. Commercial borrowers typically secure their loans with assets of the business as well as personal guaranties of their principals, often secured by second mortgages on their residences.

    The Bank provides commercial and consumer instalment loans to its customers. Such loans are typically of multiple-year duration, secured by the property financed thereby, and, if not variable rate, bear interest at a rate tied to the Bank's cost of funds of equivalent maturity. Commercial instalment loans typically finance commercial equipment, while consumer instalment loans are typically for automobiles, consumer products, or home improvements.

    Risks associated with loans made by the Bank include, but are not limited to, fraud, deteriorated or non-existing collateral, general economic downturn, and customer financial problems.

    The Bank's Board of Directors establishes and periodically reviews the Bank's lending policies and procedures. State banking regulations provide that no secured loan relationship may exceed 25% of the Bank's statutory capital and no unsecured loan relationship may exceed 15% of the Bank's statutory capital. The Bank sells participation interests in loans to other lenders when a loan exceeds the Bank's legal lending limits.


                                   DEPOSITS
                                   --------

    Checking, savings and money market accounts and other time accounts are the primary sources of the Bank's funds for loans and investments. The Bank obtains most of its deposits from individuals and from businesses in its market area.

    The Bank does not attract new or retain old deposits by paying depositors rates of interest on certificates of deposit and money market accounts significantly above rates paid by other local banks. The Bank has never accepted deposits for which a broker's commission was paid.


                             INVESTMENT ACTIVITIES
                             ---------------------

    After establishing necessary cash reserves and funding loans, the Bank invests its remaining liquid assets in investments allowed under banking laws and regulations. The Bank invests primarily in obligations of the United States or obligations guaranteed as to principal and interest by the United States, other taxable securities and in certain obligations of states and municipalities. The Bank also engages in Federal funds transactions with its principal correspondent banks and primarily acts as a net seller of such funds. The sale of Federal funds amounts to a short term loan from the Bank to another bank. Risks associated with these investments include, but are not limited to, mismanagement in terms of interest rate, maturity and concentration. Traditionally, losses associated with the investment portfolio have been minimal.


                          ASSET/LIABILITY MANAGEMENT
                          --------------------------

    It is the objective of the Bank to manage its assets and liabilities to provide a satisfactory, consistent level of profitability within the framework of established cash, loan, investment, borrowing and capital policies. Certain officers of the Bank are charged with the responsibility for developing and monitoring policies and procedures that are designed to insure acceptable composition of the asset/liability mix. It is the overall philosophy of management to support asset growth primarily through growth of core deposits, which include deposits of all categories made by individuals, partnerships and corporations. Management of the Bank seeks to invest the largest portion of the Bank's assets in loans. The Bank's asset/liability mix is monitored on a periodic basis with a report reflecting interest-sensitive assets and interest-sensitive liabilities being prepared and presented to the Bank's Board of Directors on a monthly basis. The objective of this policy is to manage interest-sensitive assets and liabilities so as to minimize the impact of substantial movements in interest rates on the Bank's earnings.

                          SUPERVISION AND REGULATION

    The following discussion sets forth the material elements of the regulatory framework applicable to banks and bank holding companies and provides certain specific information related to the Company.

GENERAL

    The Company is a bank holding company registered with the Board of Governors of the Federal Reserve System (the "Federal Reserve") under the Bank Holding Company Act of 1956, as amended (the "BHC Act"). As such, the Company and its non-bank subsidiaries are subject to the supervision, examination, and reporting requirements of the BHC Act and the regulations of the Federal Reserve.

    The BHC Act requires every bank holding company to obtain the prior approval of the Federal Reserve before: (a) it may acquire direct or indirect ownership or control of any voting shares of any bank if, after such acquisition, the bank holding company will directly or indirectly own or control more than 5% of the voting shares of the bank; (b) it or any of its subsidiaries, other than a bank, may acquire all or substantially all of the assets of any bank; or (c) it may merge or consolidate with any other bank holding company.

    The BHC Act further provides that the Federal Reserve may not approve any transaction that would result in a monopoly or would be in furtherance of any combination or conspiracy to monopolize or attempt to monopolize the business of banking in any section of the United States, or the effect of which may be substantially to lessen competition or to tend to create a monopoly in any section of the country, or that in any other manner would be in restraint of trade, unless the anticompetitive effects of the proposed transaction are clearly outweighed by the public interest in meeting the convenience and needs of the community to be served. The Federal Reserve is also required to consider the financial and managerial resources and future prospects of the bank holding companies and banks concerned and the convenience and needs of the community to be served. Consideration of financial resources generally focuses on capital adequacy, which is discussed below.

    The BHC Act, as amended by the interstate banking provisions of the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Interstate Banking Act"), which became effective on September 29, 1995, repealed the prior statutory restrictions on interstate acquisitions of banks by bank holding companies, such that the Company, and any other bank holding company located in Georgia may now acquire a bank located in any other state, and any bank holding company located outside Georgia may lawfully acquire any Georgia-based bank, regardless of state law to the contrary, in either case subject to certain deposit-percentage, aging requirements, and other restrictions. The Interstate Banking Act also generally provides that, after June 1, 1997, national and state-chartered banks may branch interstate through acquisitions of banks in other states. By adopting legislation prior to that date, a state has the ability either to "opt in" and accelerate the date after which interstate branching is permissible or "opt out" and prohibit interstate branching altogether.

    In February 1996, the Georgia Legislature adopted the "Georgia Interstate Branching Act" effective June 1, 1997. The Georgia Interstate Branching Act will permit Georgia-based banks and bank holding companies owning or acquiring banks outside of Georgia and all non-Georgia banks and bank holding companies owning or acquiring banks in Georgia to merge any lawfully acquired bank into an interstate branch network. The Georgia Interstate Branching Act also allows banks to establish de novo branches on a limited basis beginning July 1, 1996. Beginning July 1, 1998, the number of de novo branches which may be established will no longer be limited.

    The BHC Act generally prohibits the Company from engaging in activities other than banking or managing or controlling banks or other permissible subsidiaries and from acquiring or retaining direct or indirect control of any company engaged in any activities other than those activities determined by the Federal Reserve to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. In determining whether a particular activity is permissible, the Federal Reserve must consider whether the performance of such an activity reasonably can be expected to produce benefits to the public, such as greater convenience, increased competition, or gains in efficiency, that outweigh possible adverse effects, such as undue concentration of resources, decreased or unfair competition, conflicts of interest, or unsound banking practices. For example, factoring accounts receivable, acquiring or servicing loans, leasing personal property, conducting discount securities brokerage activities, performing certain data processing services, acting as agent or broker in selling credit life insurance and certain other types of insurance in connection with credit transactions, and performing certain insurance underwriting activities all have been determined by the Federal Reserve to be permissible activities of bank holding companies. The BHC Act does not place territorial limitations on permissible non-banking activities of bank holding companies. Despite prior approval, the Federal Reserve has the power to order a holding company or its subsidiaries to terminate any activity or to terminate its ownership or control of any subsidiary when it has reasonable cause to believe that continuation of such activity or such ownership or control constitutes a serious risk to the financial safety, soundness, or stability of any bank subsidiary of that bank holding company.

    The bank subsidiary of the Company is a member of the Federal Deposit Insurance Corporation (the "FDIC"), and as such, its deposits are insured by the FDIC to the maximum extent provided by law. Such subsidiary is also subject to numerous state and federal statutes and regulations that affect its business, activities, and operations, and it is supervised and examined by one or more state or federal bank regulatory agencies.

    The FDIC and the Georgia Department of Banking and Finance (the "Georgia Department") regularly examines the operations of the Bank and are given authority to approve or disapprove mergers, consolidations, the establishment of branches, and similar corporate actions. The FDIC and the Georgia Department also have the power to prevent the continuance or development of unsafe or unsound banking practices or other violations of law.

PAYMENT OF DIVIDENDS

    The Company is a legal entity separate and distinct from its banking subsidiary. The principal sources of cash flow of the Company, including cash flow to pay dividends to its stockholders, are dividends by the Bank. There are statutory and regulatory limitations on the payment of dividends by the Bank to the Company as well as by the Company to its stockholders.

    If, in the opinion of the federal banking regulator, a depository institution under its jurisdiction is engaged in or is about to engage in an unsafe or unsound practice (which, depending on the financial condition of the depository institution, could include the payment of dividends), such authority may require, after notice and hearing, that such institution cease and desist from such practice. The federal banking agencies have indicated that paying dividends that deplete a depository institution's capital base to an inadequate level would be an unsafe and unsound banking practice. Under the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"), a depository institution may not pay any dividend if payment would cause it to become undercapitalized or if it already is undercapitalized. See "-- Prompt Corrective Action." Moreover, the federal agencies have issued policy statements that provide that bank holding companies and insured banks should generally only pay dividends out of current operating earnings.

    At December 31, 1996, under dividend restrictions imposed under federal and state laws, the Bank, without obtaining governmental approvals, could declare aggregate dividends to the Company of approximately $366,000.

    The payment of dividends by the Company and the Bank may also be affected or limited by other factors, such as the requirement to maintain adequate capital above regulatory guidelines.

CAPITAL ADEQUACY

     The Company and the Bank are required to comply with the capital adequacy standards established by the Federal Reserve and the appropriate federal banking regulator in the case of Bank. There are two basic measures of capital adequacy for bank holding companies that have been promulgated by the Federal Reserve: a risk-based measure and a leverage measure. All applicable capital standards must be satisfied for a bank holding company to be considered in compliance.

    The risk-based capital standards are designed to make regulatory capital requirements more sensitive to differences in risk profile among banks and bank holding companies, to account for off-balance-sheet exposure, and to minimize disincentives for holding liquid assets. Assets and off-balance-sheet items are assigned to broad risk categories, each with appropriate weights. The resulting capital ratios represent capital as a percentage of total risk-weighted assets and off-balance-sheet items.

    The minimum guideline for the ratio (the "Total Risk-Based Capital Ratio") of total capital ("Total Capital") to risk-weighted assets (including certain off-balance-sheet items, such as standby letters of credit) is 8%. At least half of Total Capital must comprise common stock, minority interests in the equity accounts of consolidated subsidiaries, noncumulative perpetual preferred stock, and a limited amount of cumulative perpetual preferred stock, less goodwill and certain other intangible assets ("Tier 1 Capital"). The remainder may consist of subordinated debt, other preferred stock, and a limited amount of loan loss reserves ("Tier 2 Capital"). At December 31, 1996, the Company's consolidated Total Risk-Based Capital Ratio and its Tier 1 Risk-Based Capital Ratio (i.e., the ratio of Tier 1 Capital to risk-weighted assets) were 17.88% and 16.63%, respectively.

    In addition, the Federal Reserve has established minimum leverage ratio guidelines for bank holding companies. These guidelines provide for a minimum ratio (the "Leverage Ratio") of Tier 1 Capital to average assets, less goodwill and certain other intangible assets, of 3% for bank holding companies that meet certain specified criteria, including having the highest regulatory rating. All other bank holding companies generally are required to maintain a Leverage Ratio of at least 3%, plus an additional cushion of 100 to 200 basis points. The Company's Leverage Ratio at December 31, 1996 was 10.13%. The guidelines also provide that bank holding companies experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels without significant reliance on intangible assets. Furthermore, the Federal Reserve has indicated that it will consider a "tangible Tier 1 Capital Leverage Ratio" (deducting all intangibles) and other indicia of capital strength in evaluating proposals for expansion or new activities.

    The Bank is subject to risk-based and leverage capital requirements adopted by the FDIC, which are substantially similar to those adopted by the Federal Reserve for bank holding companies.

    The Bank was in compliance with applicable minimum capital requirements as of December 31, 1996. The Company has not been advised by any federal banking agency of any specific minimum capital ratio requirement applicable to it or its subsidiary depository institution.

    Failure to meet capital guidelines could subject a bank to a variety of enforcement remedies, including issuance of a capital directive, the termination of deposit insurance by the FDIC, a prohibition on the taking of brokered deposits, and certain other restrictions on its business. As described below, substantial additional restrictions can be imposed upon FDIC-insured depository institutions that fail to meet applicable capital requirements. See "Prompt Corrective Action."

    The federal bank regulators continue to indicate their desire to raise capital requirements applicable to banking organizations beyond their current levels. In this regard, the Federal Reserve and the FDIC have, pursuant to FDICIA, recently adopted final regulations, which will become mandatory on January 1, 1998, requiring regulators to consider interest rate risk (when the interest rate sensitivity of an institution's assets does not match the sensitivity of its liabilities or its off-balance-sheet position) in the evaluation of a bank's capital adequacy. The bank regulatory agencies have concurrently proposed a methodology for evaluating interest rate risk which would require banks with excessive interest rate risk exposure to hold additional amounts of capital against such exposures. The market risk rules will apply to any bank or bank holding company whose trading activity equals 10% or more of its total assets, or whose trading activity equals $1 billion or more.

SUPPORT OF SUBSIDIARY INSTITUTION

    Under Federal Reserve policy, the Company is expected to act as a source of financial strength for, and to commit resources to support, its banking subsidiary. This support may be required at times when, absent such Federal Reserve policy, the Company may not be inclined to provide it. In addition, any capital loans by a bank holding company to any banking subsidiary is subordinate in right of payment to deposits and to certain other indebtedness of such bank. In the event of a bank holding company's bankruptcy, any commitment by the bank holding company to a federal bank regulatory agency to maintain the capital of a banking subsidiary will be assumed by the bankruptcy trustee and entitled to a priority of payment.

    Under the Federal Deposit Insurance Act ("FDIA"), a depository institution insured by the FDIC can be held liable for any loss incurred by, or reasonably expected to be incurred by, the FDIC after August 9, 1989, in connection with
(a) the default of a commonly controlled FDIC-insured depository institution or
(b) any assistance provided by the FDIC to any commonly controlled FDIC-insured depository institution "in danger of default." "Default" is defined generally as the appointment of a conservator or receiver, and "in danger of default" is defined generally as the existence of certain conditions indicating that a default is likely to occur in the absence of regulatory assistance. The FDIC's claim for damages is superior to claims of stockholders of the insured depository institution or its holding company, but is subordinate to claims of depositors, secured creditors, and holders of subordinated debt (other than affiliates) of the commonly controlled insured depository institution. The subsidiary depository institution of the Company is subject to these cross-guarantee provisions. As a result, any loss suffered by the FDIC in respect of this subsidiary would likely result in assertion of the cross-guarantee provisions, the assessment of such estimated losses against the depository institution's banking affiliates, and a potential loss of the Company's investment in such other subsidiary depository institution.

PROMPT CORRECTIVE ACTION

    FDICIA establishes a system of prompt corrective action to resolve the problems of undercapitalized institutions. Under this system, which became effective in December 1992, the federal banking regulators are required to establish five capital categories (well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized) and to take certain mandatory supervisory actions, and are authorized to take other discretionary actions, with respect to institutions in the three undercapitalized categories, the severity of which will depend upon the capital category in which the institution is placed. Generally, subject to a narrow exception, FDICIA requires the banking regulator to appoint a receiver or conservator for an institution that is critically undercapitalized. The federal banking agencies have specified by regulation the relevant capital level for each category.

    The capital levels established for each of the categories are as follows:

                                              Total        Tier 1
     Capital Category          Tier 1      Risk-Based      Risk-        Other
                               Capital       Capital       Based
                                                          Capital
--------------------------------------------------------------------------------
Well Capitalized             5% or more   10% or more      6% or         Not
                                                           more      subject to
                                                                      a capital
                                                                      directive
--------------------------------------------------------------------------------
Adequately Capitalized       4% or more    8% or more      4% or          --
                                                           more
--------------------------------------------------------------------------------
Undercapitalized             less than    less than 8%     less than      --
                                 4%                         4%
--------------------------------------------------------------------------------
Significantly                less than    less than 6%     less than      --
 Undercapitalized                3%                         3%
--------------------------------------------------------------------------------
Critically Undercapitalized    2% or                --          --        --
                                less
                              tangible
                               equity
--------------------------------------------------------------------------------


    For purposes of the regulation, the term "tangible equity" includes core capital elements counted as Tier 1 Capital for purposes of the risk-based capital standards, plus the amount of outstanding cumulative perpetual preferred stock (including related surplus), minus all intangible assets with certain exceptions. A depository institution may be deemed to be in a capitalization category that is lower than is indicated by its actual capital position if it receives an unsatisfactory examination rating.

    An institution that is categorized as undercapitalized, significantly undercapitalized, or critically undercapitalized is required to submit an acceptable capital restoration plan to its appropriate federal banking agency. Under FDICIA, a bank holding company must guarantee that a subsidiary depository institution meets its capital restoration plan, subject to certain limitations. The obligation of a controlling holding company under FDICIA to fund a capital restoration plan is limited to the lesser of 5% of an undercapitalized subsidiary's assets or the amount required to meet regulatory capital requirements. An undercapitalized institution is also generally prohibited from increasing its average total assets, making acquisitions, establishing any branches, or engaging in any new line of business, except in accordance with an accepted capital restoration plan or with the approval of the FDIC. In addition, the appropriate federal banking agency is given authority with respect to any undercapitalized depository institution to take any of the actions it is required to or may take with respect to a significantly undercapitalized institution as described below if it determines "that those actions are necessary to carry out the purpose" of FDICIA.

    At December 31, 1996, the Bank had the requisite capital levels to qualify as well capitalized.

FDIC INSURANCE ASSESSMENTS

    Pursuant to FDICIA, the FDIC adopted a new risk-based assessment system for insured depository institutions that takes into account the risks attributable to different categories and concentrations of assets and liabilities. The new system, which went into effect on January 1, 1994, assigns an institution to one of three capital categories: (a) well capitalized; (b) adequately capitalized; and (c) undercapitalized. These three categories are substantially similar to the prompt corrective action categories described above, with the "undercapitalized" category including institutions that are undercapitalized, significantly undercapitalized, and critically undercapitalized for prompt corrective action purposes. An institution is also assigned by the FDIC to one of three supervisory subgroups within each capital group. The supervisory subgroup to which an institution is assigned is based on a supervisory evaluation provided to the FDIC by the institution's primary federal regulator and information which the FDIC determines to be relevant to the institution's financial condition and the risk posed to the deposit insurance funds (which may include, if applicable, information provided by the institution's state supervisor). An institution's insurance assessment rate is then determined based on the capital category and supervisory category to which it is assigned. Under the final risk-based assessment system, as well as the prior transitional system, there are nine assessment risk classifications (i.e., combinations of capital groups and supervisory subgroups) to which different assessment rates are applied. Assessment rates for members of both the Bank Insurance Fund ("BIF") and the Savings Association Insurance Fund ("SAIF") for the first half of 1995, as they had during 1994, ranged from 23 basis points (0.23% of deposits) for an institution in the highest category (i.e., "well capitalized" and "healthy") to 31 basis points (0.31% of deposits) for an institution in the lowest category (i.e., "undercapitalized" and "substantial supervisory concern"). These rates were established for both funds to achieve a designated ratio of reserves to insured deposits (i.e., 1.25%) within a specified period of time.

    Once the designated ratio for the BIF was reached in May 1995, the FDIC reduced the assessment rate applicable to BIF deposits in two stages, so that, beginning 1996, the deposit insurance premiums for 92% of all BIF members in the highest capital and supervisory categories were set at $2,000 per year, regardless of deposit size. The FDIC elected to retain the existing assessment rate range of 23 to 31 basis points for SAIF members for the foreseeable future given the undercapitalized nature of that insurance fund.

    Recognizing that the disparity between the SAIF and BIF premium rates had adverse consequences for SAIF-insured institutions and other banks with SAIF assessed deposits, including reduced earnings and an impaired ability to raise funds in capital markets and to attract deposits, on July 28, 1995, the FDIC, the Treasury Department, and the Office of Thrift Supervision released statements outlining a proposed plan to recapitalize the SAIF, the principal feature of which was a special one-time assessment on depository institutions holding SAIF-insured deposits, which was intended to recapitalize the SAIF at a reserve ratio of 1.25%. This proposal contemplated elimination of the disparity between the assessment rates on BIF and SAIF deposits following recapitalization of the SAIF.

    A variation of this proposal designated the Deposit Insurance Funds Act of 1996 (the "Funds Act") was enacted by Congress as part of the omnibus budget legislation and signed into law on September 30, 1996. As directed by the Funds Act, the FDIC implemented a special one-time assessment of approximately 65.7 basis points (0.657%) on a depository institution's SAIF-insured deposits held as of March 31, 1995 (or approximately 52.6 basis points on SAIF deposits acquired by banks in certain qualifying transactions).

    In addition, the FDIC proposed a revision in the SAIF assessment rate schedule that effected, as of October 1, 1996 (a) a widening in the assessment rate spread among institutions in the different capital and risk assessment categories, (b) an overall reduction of the assessment rate range assessable on SAIF deposits of from 0 to 27 basis points, and (c) a special interim assessment rate range for the last quarter of 1996 of from 18 to 27 basis points on institutions subject to FICO assessments. Effective January 1, 1997, FICO assessments will be imposed on both BIF- and SAIF-insured deposits in annual amounts presently estimated at 1.29 basis points and 6.44 basis points, respectively. Beginning in January, 2000, BIF- and SAIF- insured institutions will share the FICO interest costs at equal rates currently estimated 2.43 basis points. The Funds Act further provides that BIF and SAIF are to be merged, creating the "Deposit Insurance Fund," on January 1, 1999, provided that bank and savings association charters are combined by that date.

    Under the FDIA, insurance of deposits may be terminated by the FDIC upon a finding that the institution has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order, or condition imposed by the FDIC.

PROPOSED LEGISLATION AND REGULATORY ACTION

    New regulations and statutes are regularly proposed which contain wide-ranging proposals for altering the structures, regulations and competitive relationships of the nation's financial institutions. It cannot be predicted whether or what form any proposed regulation or statute will be adopted or the extent to which the business of the Company may be affected by such regulation or statute.

                                Monetary Policy
                                ---------------

    The earnings of the Company are affected by domestic and foreign economic conditions, particularly by the monetary and fiscal policies of the United States government and its agencies.

    The Federal Reserve has had, and will continue to have, an important impact on the operating results of commercial banks through its power to implement national monetary policy in order, among other things, to mitigate recessionary and inflationary pressures by regulating the national money supply. The techniques used by the Federal Reserve include setting the reserve requirements of member banks and establishing the discount rate on member bank borrowings. The Federal Reserve also conducts open market transactions in United States government securities.

ITEM 2.    DESCRIPTION OF PROPERTY

      The Company's corporate office and the Bank are located in the Village Shopping Center at U. S. 441, Clayton, Georgia and is owned by the Bank. This property consists of a two-story building which contains approximately 12,500 square feet of heated floor space.


ITEM 3.    LEGAL PROCEEDINGS

      Neither the registrant nor its subsidiary bank is a party to, nor is any of their property the subject of, any material pending legal proceedings, other than ordinary routine proceedings incidental to the business of the Bank, nor to the knowledge of the management of the registrant are any such proceedings contemplated or threatened against it or its subsidiary.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matters were submitted to a vote of the registrant's stockholders during the fourth quarter of 1996.

                                    PART II

ITEM 5.    MARKET FOR THE COMMON EQUITY AND RELATED STOCKHOLDER
           MATTERS

   (a) There currently is no public market for the common stock of the registrant.

   (b) As of March 11, 1997, there were approximately 382 holders of record of the registrant's common stock.

   (c) The Company paid a dividend on its common stock of $.44 and $.40 per share for the fiscal years 1996 and 1995, respectively.



ITEM 6.    MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

GENERAL

      The purpose of this discussion is to focus on information about the Company's consolidated financial condition and results of operations which is not otherwise apparent from the financial statements included in this Annual Report. Reference should be made to those statements and the selected financial data presented elsewhere in this report for an understanding of the following discussion and analysis.

LIQUIDITY AND CAPITAL RESOURCES

     Liquidity represents the ability to provide adequate sources of funds for funding loan commitments and investment activities, as well as the ability to provide sufficient funds to cover deposit withdrawals and financing of operations. These funds are obtained by converting assets to cash (representing primarily proceeds from collections on loans and maturities of securities) or by attracting and obtaining new deposits. During 1996, the Company was successful in obtaining deposits as evidenced by the fact that average deposits increased by 19% to $47,892,000 in 1996 from average deposits of $40,271,000 in 1995. This growth was attributed to movement of deposits from other local institutions which have been acquired by holding companies outside the Rabun County area and the customers preference to bank with a locally owned financial institution.

     The Company's liquidity position remained satisfactory in 1996. Average liquid assets (cash and amounts due from banks, interest-bearing deposits in banks, Federal funds sold and securities) represented 31.30% of average deposits in 1996 as compared to 37.31% in 1995. This level of liquidity is above the Bank's target ratio of 30%.

     During 1996, net earnings were retained in the amount of $550,000. Equity decreased by $42,000 from unrealized losses on securities available-for-sale, net of tax, and decreased $408,000 due to the purchase of treasury stock. Therefore, total equity increased by a net amount of $100,000 in 1996. In 1995, growth in equity was provided by retained earnings of $448,000, plus unrealized gains on securities of $85,000 and a decrease of $7,000 due to the purchase of treasury stock.

      At December 31, 1996, total capital of First Clayton was approximately $5,280,000. At December 31, 1996, there were no outstanding commitments for any major capital expenditures.

     The FDIC has issued risk-based capital guidelines for U. S. banking organizations. The objective of these efforts was to provide a more uniform capital framework that is sensitive to differences in risk assets among banking organizations. The guidelines define a two-tier capital framework. Tier 1 capital consists of common stock, surplus and retained earnings. Tier 2 capital consists of certain convertible, subordinated and other qualifying term debt and the allowance for loan losses up to 1.25% of risk-weighted assets.
The Company has no Tier 2  capital other than the allowance for loan losses.

     Based upon the capital requirements in effect at the end of 1996, the Tier 1 ratio at December 31, 1996 was 15.14% and total Tier 2 risk-based capital was 16.39%. Both of these measures compare favorably with the regulatory minimum requirement of 4% for Tier 1 and 8% for total risk-based capital. The Company's leverage ratio was 9.23% at December 31, 1996 which exceeds the minimum required leverage ratio of 4%.

     The Company paid dividends of $.44 and $.40 per share for the years 1996 and 1995, respectively. The dividend payout ratio, defined as dividends per share divided by net income per share, was 24.72% in 1996 and 27.40% for 1995.

     At December 31, 1996, management was not aware of any recommendations by regulatory authorities which, if they were to be implemented, would have a material effect on the Company's liquidity, capital resources or operations.

RESULTS OF OPERATIONS

      The Company's results of operations are determined by its ability to effectively manage interest income and expense, to minimize loan and investment losses, to generate noninterest income and to control noninterest expense. Since interest rates are determined by market forces and economic conditions beyond the control of the Company, the ability to generate net interest income is dependent upon the Bank's ability to obtain an adequate spread between the rate earned on interest-earning assets and the rate paid on interest-bearing liabilities. Thus, the key performance measure for net interest income is the interest margin or net yield, which is net interest income divided by average earning assets.

      Interest-earning assets consist of loans, securities, interest-bearing deposits in banks and Federal funds sold. Interest-bearing liabilities consist solely of interest-bearing deposits.

      The net interest margin decreased by .06% to 4.93% in 1996 as compared to 4.99% in 1995. The yield on average interest-earning assets decreased in 1996 to 9.63% from 9.72% in 1995, while the interest paid on average interest-bearing liabilities decreased from 5.41% in 1995 to 5.34% in 1996. The net of these changes resulted in net interest income of $2,448,000 in 1996 as compared to $2,096,000 in 1995, representing an increase of 16.79%. Although the net interest margin, the average rate paid decreased on interest-bearing liabilities, and the yield on interest-earning assets decreased, the increase in volume of interest-earning assets enabled the Company to increase its net interest income. This is further illustrated in Table 2, "Rate and Volume Analysis".

      Average total assets increased by 17.37% to $53,385,000 in 1996 as compared to $45,485,000 in 1995. Average interest-earning assets increased by 18.23% in 1996 over 1995. Loan demand was steady in 1996 as average loans increased 28% from $28,450,000 to $36,319,000. In addition to the steady loan demand, the Bank's average securities increased by 16.09% from $10,106,000 in 1995 to $11,732,000 in 1996. Both the loan and securities growth were funded by a net increase in average deposits of 18.92% from $40,271,000 in 1995 to $47,892,000 in 1996. As mentioned earlier, a significant portion of the growth in deposits and loans can be attributed to the Bank now being the only locally-owned financial institution in its market.

      The allowance for loan losses represents a reserve for potential losses in the loan portfolio. The adequacy of the allowance for loan losses is evaluated periodically based on a review of all significant loans, with a particular emphasis on nonaccruing, past due and other loans that management believes require attention.

      The provision for loan losses is a charge to earnings in the current period to replenish the allowance and maintain it at a level management determines to be adequate. The provision for loan losses charged to earnings amounted to $186,000 in 1996 and $76,500 in 1995. The provisions resulted from management's evaluation of the loan portfolio and the potential loan risk associated with certain loans and a general reserve for loans not specifically identified. The charge-offs incurred are not attributable to any one industry or type of loan. A significant portion of the provision for loan losses in 1996 is related to the growth of total loans during the year. Net loan charge-offs as a percentage of average loans was .22% in 1996 and .06% in 1995. The allowance for loan losses as a percentage of total loans outstanding at December 31, 1996 and 1995 amounted to 1.05% and 1.10%, respectively. The determination of the amounts allocated for loan losses is based upon management's judgment concerning factors affecting loan qualify and assumptions about the local and national economy. Management considers the allowance for loan losses at December 31, 1996 to be adequate to cover potential losses in the loan portfolio.

        Following is a comparison of noninterest income for 1996 and 1995.

                                                       DECEMBER 31,
                                                ------------------------
                                                    1996          1995
                                                ------------------------
 SERVICE CHARGES ON DEPOSIT ACCOUNTS            $  210,000    $  185,000
 OTHER SERVICE CHARGES, COMMISSIONS AND FEES        38,000        45,000
 NET REALIZED GAINS ON SECURITIES
   AVAILABLE-FOR-SALE                                1,000            -
 OTHER INCOME                                       49,000        29,000
                                                ----------    ----------
                                                $  298,000    $  259,000
                                                ==========    ==========

        OTHER NONINTEREST INCOME INCREASED BY $39,000 OR 15.06% DURING 1996. SERVICE CHARGES ON DEPOSIT ACCOUNTS INCREASED BY $25,000 OR 13.51% WHILE COMMISSIONS ON CREDIT LIFE INCOME DECREASED BY $7,000 OR 15.56%. OTHER INCOME INCREASED BY $20,000 OR 68.97% FROM 1995 TO 1996 DUE TO AN INCREASE IN ATM FEE INCOME. THESE INCREASES ARE DIRECTLY RELATED TO THE SIGNIFICANT INCREASE IN DEPOSITS DURING THE YEAR.

        FOLLOWING IS AN ANALYSIS OF NONINTEREST EXPENSE FOR 1996 AND 1995.

                                                 DECEMBER 31,
                                         ---------------------------
                                             1996            1995
                                         ---------------------------


    SALARIES AND EMPLOYEE BENEFITS        $  680,000      $  614,000
    OCCUPANCY AND EQUIPMENT EXPENSE          284,000         253,000
    STATIONERY AND SUPPLIES                   95,000          73,000
    DIRECTORS' FEES                           64,000          64,000
    OTHER EXPENSE                            408,000         346,000
                                          ----------      ----------
                                          $1,531,000      $1,350,000
                                          ==========      ==========

       THE MOST SIGNIFICANT NONINTEREST EXPENSE IS SALARIES AND EMPLOYEE BENEFITS WHICH REPRESENTS APPROXIMATELY 45% OF TOTAL NONINTEREST EXPENSE FOR BOTH 1996 AND 1995. THE INCREASE IN SALARIES AND EMPLOYEE BENEFITS IS ATTRIBUTABLE TO AN INCREASE OF 2 EMPLOYEES IN 1996 PLUS NORMAL INCREASES IN SALARIES AND BENEFITS. OTHER EXPENSES INCREASED DURING 1996 TO $408,000 FROM $346,000 IN 1995 OR 17.92%. THE LARGEST INCREASE WAS IN CONSULTING FEES WHICH INCREASED $46,000 DURING 1996. INCOME TAX EXPENSE DECREASED BY $8,000 AND RESULTED IN A 30% EFFECTIVE TAX RATE FOR 1996 AS COMPARED TO AN EFFECTIVE RATE OF 33% IN 1995.


   SELECTED STATISTICAL INFORMATION OF FIRST CLAYTON BANCSHARES, INC.

      The following statistical information is provided for First Clayton Bancshares, Inc. for the years ended December 31, 1996 and 1995. This data should be read in conjunction with the consolidated financial statements appearing elsewhere in this Annual Report.

AVERAGE BALANCES AND NET INTEREST INCOME ANALYSIS

      The following table sets forth the amount of the Company's interest income and interest expense for each category of interest-earning assets and interest-bearing liabilities and the average interest rate for total interest-earning assets and total interest-bearing liabilities, net interest spread and net yield on average interest-earning assets. Federally tax-exempt income is not presented on a tax-equivalent basis. Included are the condensed average balance sheets for the periods as well.

TABLE 1 -    DISTRIBUTION OF ASSETS, LIABILITIES AND STOCKHOLDERS' EQUITY
             INTEREST RATES AND INTEREST DIFFERENTIALS

                                                     1996                               1995
                                                   ---------                         ----------
                                        Average    Income or  Yields/    Average    Income or   Yields/
                                      Balances(1)   Expense    Rates    Balances(1)   Expense     Rates
                                      -----------  ---------  --------  -----------  ----------  --------
                                                            (Dollars in Thousands)
Taxable securities                       9,798           616     6.29%     8,708           563      6.47%
Nontaxable securities                    1,934            90     4.65      1,398            64      4.58
Unrealized losses on securities            (11)           --       --        (14)            0      0.00
Federal funds sold                       1,598            88     5.51      3,436           202      5.88
Loans (2)(4)                            36,319         3,987    10.98     28,450         3,253     11.43
Allowance for loan losses                 (367)                             (311)
Cash and due from banks                  1,690                             1,483
Other assets                             2,424                             2,335
                                        ------         -----              ------         -----

     Total                              53,385         4,781              45,485         4,082
                                        ======         =====              ======         =====

Total interest-earning assets           49,649                   9.63%    41,992                    9.72%
                                        ======                            ======

Noninterest-bearing demand               4,191                             3,586
Interest-bearing demand & savings       11,523           375     3.25%     9,479           325      3.43%
Time                                    32,178         1,958     6.08     27,206         1,661      6.11
                                        ------         -----              ------         -----
     Total deposits                     47,892         2,333              40,271         1,986
Other liabilities                          235                               227
Stockholders' equity (3)                 5,258                             4,987
                                        ------                            ------

     Total                              53,385         2,333              45,485         1,986
                                        ======         =====              ======         =====

Total interest-bearing liabilities      43,701                   5.34%    36,685                    5.41%
                                        ======                            ======
Net interest income                                    2,448                             2,096
                                                       =====                             =====
Net interest spread                                              4.29%                              4.31%
Net yield on average interest-earning assets                     4.93%                              4.99%

(1) Average balances were determined using the daily average balances during the year for each category.
(2) Average loans include nonaccrual loans.
(3) In accordance with FASB 115, unrealized losses on securities available for sale have been included in stockholders' equity at $7,000 and $9,000 for 1996 and 1995, respectively, which are the average balances for the years, net of average taxes.
(4) Interest and fees on loans include $238,232 and $201,331 of loan fee income for the years ended December 31, 1996 and 1995, respectively. Also included in interest and fees on loans is $591 and $3,292 of interest recognized on nonaccrual loans in 1996 and 1995, respectively.

TABLE 2 - RATE AND VOLUME ANALYSIS

      The following table describes the extent to which changes in interest rates and changes in volume of interest-earning assets and interest-bearing liabilities have affected the Company's interest income and expense during the year indicated. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to (1) change in volume (change in volume multiplied by old rate); (2) change in rate (change in rate multiplied by old volume); and (3) a combination of change in rate and change in volume. The changes in interest income and interest expense attributable to both volume and rate have been allocated proportionately to the change due to volume and the change due to rate.

                                              YEAR ENDED DECEMBER 31,
                                        --------------------------------
                                                   1996 TO 1995
                                        --------------------------------
                                               DOLLARS IN THOUSANDS
                                        --------------------------------
                                          INCREASE (DECREASE)
                                           DUE TO CHANGES IN
                                            RATE       VOLUME      TOTAL
                                        --------------------------------
INCOME FROM INTEREST-EARNING ASSETS:
  INTEREST AND FEES ON LOANS                   (125)        859     734
  INTEREST ON TAXABLE SECURITIES                (15)         68      53
  INTEREST ON NONTAXABLE SECURITIES               1          25      26
  INTEREST ON FEDERAL FUNDS SOLD                (12)       (102)   (114)
                                            -------     -------   -----
   TOTAL INTEREST INCOME                       (151)        850     699
                                            -------     -------   -----

EXPENSE FROM INTEREST-BEARING LIABILITIES:
 INTEREST ON INTEREST-BEARING DEMAND            (16)         66      50
   DEPOSITS
 INTEREST ON TIME DEPOSITS                       (6)        303     297
                                            -------     -------   -----
   TOTAL INTEREST EXPENSE                       (22)        369     347
                                            -------     -------   -----

   NET INTEREST INCOME                         (129)        481     352
                                            =======     =======   =====


ASSET/LIABILITY MANAGEMENT

      The following table sets forth the distribution of the repricing of the Company's interest-earning assets and interest-bearing liabilities as of December 31, 1996, the interest rate sensitivity gap (i.e., interest rate sensitive assets less interest rate sensitive liabilities), the cumulative interest rate sensitivity gap, the interest rate sensitivity gap ratio (i.e., interest rate sensitive assets divided by interest rate sensitive liabilities) and the cumulative interest rate sensitivity gap ratio. The table also sets forth the time periods in which interest-earning assets and liabilities will mature or may reprice in accordance with their contractual terms. However, the table does not necessarily indicate the impact of general interest rate movements on the net interest margin since the repricing of various categories of assets and liabilities is subject to competitive pressures and the needs of the Bank's customers. In addition, various assets and liabilities indicated as repricing within the same period may in fact reprice at different times within such period and at different rates.

                                                      AFTER THREE     AFTER
                                                         MONTHS      ONE YEAR
                                            WITHIN        BUT          BUT
                                            THREE        WITHIN       WITHIN      AFTER
                                            MONTHS      ONE YEAR    FIVE YEARS  FIVE YEARS    TOTAL
                                        -------------------------------------------------------------
                                                           (DOLLARS IN THOUSANDS)
                                        -------------------------------------------------------------
INTEREST-EARNING ASSETS:
INTEREST-BEARING DEPOSITS                 $       4   $             $           $           $       4
FEDERAL FUNDS SOLD                              370                                               370
SECURITIES                                    1,202           700        7,832       1,970     11,704
LOANS (1)                                    12,726        22,027        6,918         552     42,223
                                          ---------   -----------   ----------  ----------  ---------
TOTAL INTEREST-EARNING ASSETS                14,302        22,727       14,750       2,522     54,301
                                          ---------   -----------   ----------  ----------  ---------
INTEREST-BEARING LIABILITIES:
INTEREST-BEARING DEMAND DEPOSITS              9,248                                             9,248
SAVINGS                                       2,962                                             2,962
TIME DEPOSITS, LESS THAN $100,000             5,809        13,776        3,557                 23,142
TIME DEPOSITS, $100,000 AND OVER              3,624         8,311          957         100     12,992
                                          ---------   -----------   ----------  ----------  ---------
TOTAL INTEREST-BEARING LIABILITIES           21,643        22,087        4,514         100     48,344
                                          ---------   -----------   ----------  ----------  ---------

INTEREST RATE SENSITIVITY GAP             $  (7,341)  $       640   $   10,236  $    2,422  $   5,957
                                          =========   ===========   ==========  ==========  =========

CUMULATIVE INTEREST RATE SENSITIVITY GAP  $  (7,341)  $    (6,701)  $    3,535  $    5,957
                                          =========   ===========   ==========  ==========

INTEREST RATE SENSITIVITY GAP RATIO            0.66          1.03         3.27       25.22
                                          =========   ===========   ==========  ==========

CUMULATIVE INTEREST RATE SENSITIVITY
 GAP RATIO                                     0.66          0.85         1.07        1.12
                                          =========   ===========   ==========  ==========

(1)  NONACCRUAL LOANS ARE INCLUDED AS REPRICING WITHIN THREE MONTHS.

OTHER THAN THE THREE MONTH TIME PERIOD, THE COMPANY IS WITHIN ITS TARGET RANGE OF 80% TO 120% CUMULATIVE GAP RATIO. THE THREE MONTH PERIOD INCLUDES ALL INTEREST-BEARING DEMAND AND SAVINGS ACCOUNTS WHICH TYPICALLY ARE CONSIDERED LONG-TERM CORE DEPOSITS.

      THE COMPANY ACTIVELY MANAGES THE MIX OF ASSET AND LIABILITY MATURITIES TO CONTROL THE EFFECTS OF CHANGES IN THE GENERAL LEVEL OF INTEREST RATES ON NET INTEREST INCOME. EXCEPT FOR ITS EFFECT ON THE GENERAL LEVEL OF INTEREST RATES, INFLATION DOES NOT HAVE A MATERIAL IMPACT ON THE COMPANY DUE TO THE RATE VARIABILITY AND SHORT-TERM MATURITIES OF ITS EARNING ASSETS. IN PARTICULAR, APPROXIMATELY 82% OF THE LOAN PORTFOLIO IS COMPRISED OF LOANS WHICH ARE VARIABLE RATE TERMS OR SHORT-TERM OBLIGATIONS. MORTGAGE LOANS ARE ALSO MADE ON A VARIABLE RATE BASIS WITH RATES BEING ADJUSTED AT LEAST ANNUALLY, WITH MOST ADJUSTED QUARTERLY.


                             SECURITIES PORTFOLIO

      The carrying amounts of securities at the dates indicated are summarized as follows:

                                                            DECEMBER 31,
                                                      ----------------------
                                                            1996       1995
                                                      ----------------------
                                                      (DOLLARS IN THOUSANDS)
                                                      ----------------------

U. S. TREASURY AND OTHER U. S. GOVERNMENT AGENCIES
    AND CORPORATIONS                                    $   9,489  $  10,082
STATE AND MUNICIPAL SECURITIES                              2,215      1,805
                                                        ---------  ---------
                                                        $  11,704  $  11,887
                                                        ---------  ---------

MATURITIES

      The carrying amounts of securities in each category as of December 31, 1996 are shown in the following table according to maturity classifications (1) one year or less, (2) after one year through five years, (3) after five years through ten years and (4) after ten years.

                                       U. S. TREASURY
                                      AND OTHER U. S.              STATE AND
                                         GOVERNMENT                MUNICIPAL
                                          AGENCIES
                                      AND CORPORATIONS            SECURITIES
                                    ------------------  --------------------
                                      CARRYING   YIELD  CARRYING     YIELD
                                      AMOUNT      (1)   AMOUNT      (1) (2)
                                    ------------------  --------------------
                                               (DOLLARS IN THOUSANDS)
                                    ----------------------------------------
MATURITY:
ONE YEAR OR LESS                      $   1,401  6.11%  $    100        4.40%
AFTER ONE YEAR THROUGH FIVE YEARS         6,945  6.16        983        4.88
AFTER FIVE YEARS THROUGH TEN YEARS        1,143  6.09        531        4.21
AFTER TEN YEARS                                              601        5.01
                                      ---------         --------
                                      $   9,489  6.14%  $  2,215        4.73%
                                      =========         ========

  (1) YIELDS WERE COMPUTED USING COUPON INTEREST, ADDING DISCOUNT ACCRETION OR SUBTRACTING PREMIUM AMORTIZATION, AS APPROPRIATE, ON A RATABLE BASIS OVER THE
LIFE OF   EACH SECURITY. THE WEIGHTED AVERAGE YIELD FOR EACH MATURITY RANGE WAS
COMPUTED USING THE CARRYING VALUE OF EACH SECURITY IN THAT RANGE.

(2)  YIELDS ON MUNICIPAL SECURITIES ARE NOT STATED ON A TAX EQUIVALENT BASIS.

                                LOAN PORTFOLIO

TYPES OF LOANS

     The amount of loans outstanding at the indicated dates are shown in the following table according to the type of loan.

                                                DECEMBER 31,
                                          ----------------------
                                                1996       1995
                                          ----------------------
                                          (DOLLARS IN THOUSANDS)
                                          ----------------------


    COMMERCIAL, FINANCIAL AND AGRICULTURAL  $     649  $   1,169
    REAL ESTATE - CONSTRUCTION                    902        527
    REAL ESTATE - MORTGAGE                     28,920     20,757
    CONSUMER                                   11,748      8,255
    OTHER                                           4         57
                                            ---------  ---------
                                               42,223     30,765
    LESS ALLOWANCE FOR LOAN LOSSES                445       (339)
                                            ---------  ---------
    LOANS, NET                              $  41,778  $  30,426
                                            =========  =========

MATURITIES AND SENSITIVITIES TO CHANGES IN INTEREST RATES

     Total loans as of December 31, 1996 are shown in the following table according to maturity classifications (1) one year or less, (2) after one year through five years, and (3) after five years. The disclosure of loans by the above categories is not available and preparation of such information would involve undue burden and expense to the Company. In making this determination, the Company has considered the estimated expense and capabilities of its data processing system.

                                       (DOLLARS IN
                                        THOUSANDS)
                                      -------------
MATURITY:
  ONE YEAR OR LESS                     $    18,496
  AFTER ONE YEAR THROUGH FIVE YEARS          9,291
  AFTER FIVE YEARS                          14,436
                                       -----------
                                       $    42,223
                                       ===========

     THE FOLLOWING TABLE SUMMARIZES LOANS AT DECEMBER 31, 1996 WITH DUE DATES AFTER ONE YEAR WHICH (1) HAVE PREDETERMINED INTEREST RATES AND (2) HAVE FLOATING OR ADJUSTABLE INTEREST RATES.

                                         (DOLLARS IN
                                         THOUSANDS)
                                       -------------

PREDETERMINED INTEREST RATES             $     7,398
FLOATING OR ADJUSTABLE INTEREST RATES         16,329
                                         -----------
                                         $    23,727
                                         ===========


RISK ELEMENTS

     The following table presents at the dates indicated the aggregate of nonperforming loans for the categories indicated.

                                                                DECEMBER 31,
                                                          ----------------------
                                                              1996       1995
                                                          ----------------------
                                                          (DOLLARS IN THOUSANDS)
                                                          ----------------------

LOANS ACCOUNTED FOR ON A NONACCRUAL BASIS                       $  52     $ 103


INSTALMENT LOANS AND TERM LOANS CONTRACTUALLY PAST DUE
  NINETY DAYS OR MORE AS TO INTEREST OR PRINCIPAL
  PAYMENTS AND STILL ACCRUING                                     251        65

LOANS, THE TERMS OF WHICH HAVE BEEN RENEGOTIATED TO
  PROVIDE A REDUCTION OR DEFERRAL OF INTEREST OR
  PRINCIPAL BECAUSE OF DETERIORATION IN
  THE FINANCIAL POSITION OF THE BORROWER                            -         -

LOANS NOW CURRENT ABOUT WHICH THERE ARE SERIOUS
  DOUBTS AS TO THE ABILITY OF THE BORROWER TO COMPLY WITH
  PRESENT LOAN REPAYMENT TERMS                                      -         -


    THE REDUCTION IN INTEREST INCOME ASSOCIATED WITH NONACCRUAL LOANS AS OF DECEMBER 31, 1996 IS AS FOLLOWS:

    INTEREST INCOME THAT WOULD HAVE BEEN
     RECORDED ON NONACCRUAL LOANS UNDER ORIGINAL TERMS            $   7,083
                                                                  =========

    INTEREST INCOME THAT WAS RECORDED ON NONACCRUAL LOANS         $     591
                                                                  =========

    MANAGEMENT CONSIDERS ALL NONACCRUAL LOANS TO BE IMPAIRED IN ACCORDANCE WITH FINANCIAL ACCOUNTING STANDARDS BOARD ("FASB") NO. 114 AND 118. LOANS PAST DUE GREATER THAN NINETY DAYS AND STILL ACCRUING REPRESENTS THOSE LOANS WHICH HAVE ADEQUATE COLLATERAL VALUES, THEREFORE MINIMIZING THE RISK OF LOSS OF PRINCIPAL OR INTEREST.

    IN THE OPINION OF MANAGEMENT, ANY LOANS CLASSIFIED BY REGULATORY AUTHORITIES AS DOUBTFUL, SUBSTANDARD OR SPECIAL MENTION THAT HAVE NOT BEEN DISCLOSED ABOVE DO NOT (1) REPRESENT OR RESULT FROM TRENDS OR UNCERTAINTIES WHICH MANAGEMENT REASONABLY EXPECTS WILL MATERIALLY IMPACT FUTURE OPERATING RESULTS, LIQUIDITY OR CAPITAL RESOURCES, OR (2) REPRESENT MATERIAL CREDITS ABOUT WHICH MANAGEMENT IS AWARE OF ANY INFORMATION WHICH CAUSES MANAGEMENT TO HAVE SERIOUS DOUBTS AS TO THE ABILITY OF SUCH BORROWERS TO COMPLY WITH THE LOAN REPAYMENT TERMS. ANY LOANS CLASSIFIED BY REGULATORY AUTHORITIES AS LOSS HAVE BEEN CHARGED OFF.


COMMITMENTS AND LINES OF CREDIT

     In the ordinary course of business, the Bank has granted commitments to extend credit and standby letters of credit to approved customers. Generally, these commitments to extend credit have been granted on a temporary basis for seasonal or inventory requirements and have been approved by the Bank's Board of Directors. These commitments are recorded in the financial statements when funds are disbursed or the financial instruments become payable. The Bank uses the same credit policies for these off balance sheet commitments as it does for financial instruments that are recorded in the consolidated financial statements. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitment amounts expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.

     Following is a summary of the commitments outstanding at December 31, 1996 and 1995.

                                    1996      1995
                                ----------------------
                                (DOLLARS IN THOUSANDS)
                                ----------------------

COMMITMENTS TO EXTEND CREDIT    $    4,027  $  4,047
STANDBY LETTERS OF CREDIT               -        104
                                ----------  --------
                                $    4,027  $  4,151
                                ==========  ========

                        SUMMARY OF LOAN LOSS EXPERIENCE

     The provision for loan losses is created by direct charges to operations. Losses on loans are charged against the allowance in the period in which such loans, in management's opinion, become uncollectible. Recoveries during the period are credited to this allowance. The factors that influence management's judgment in determining the amount charged to operating expense are past loan experience, composition of the loan portfolio, evaluation of possible future
losses, current economic conditions and other relevant factors.   The Company's
allowance for loan losses was approximately $445,000 at December 31, 1996, representing 1.05% of year end total loans outstanding, compared with $339,000 at December 31, 1995, which represented 1.10% of year end total loans outstanding. The allowance for loan losses is reviewed periodically and, based on management's evaluation of current risk characteristics of the loan portfolio, as well as the impact of prevailing and expected economic business conditions, management considers the allowance for loan losses adequate to cover possible loan losses on the loans outstanding.

     Management has not allocated the Company's allowance for loan losses to specific categories of loans. Based on management's best estimate, approximately 30% of the allowance should be allocated to real estate loans, 40% to commercial, financial and agricultural loans and 30% to consumer loans as of December 31, 1996.

                  PERCENT OF LOANS IN EACH CATEGORY OF TOTAL
                                    LOANS
               ---------------------------------------------
                         1996                   1995
               ----------------------  ---------------------


    Commercial            2%                    4%
    Real estate          71                    69
    Consumer             27                    27
               ----------------------  ---------------------
                        100%                  100%
               ----------------------  ---------------------



     The following table summarizes average loan balances for each year determined using the daily average balances during the year; changes in the allowance for loan losses arising from loans charged off and recoveries on loans previously charged off; additions to the allowance which have been charged to operating expense; and the ratio of net charge-offs during the period to average loans.

                                                              DECEMBER 31,
                                                       -----------------------
                                                             1996        1995
                                                       -----------   ---------
                                                        (DOLLARS IN THOUSANDS)
                                                       -----------------------

AVERAGE AMOUNT OF LOANS OUTSTANDING                      $  36,319   $  28,450
                                                         =========   =========

BALANCE OF ALLOWANCE FOR LOAN LOSSES AT BEGINNING
  OF YEAR                                                $     339   $     280
                                                         ---------   ---------

CHARGE-OFFS:
  CONSUMER                                                     (47)        (26)
  COMMERCIAL                                                   (47)          -
                                                         ---------   ---------
                                                               (94)        (26)
                                                         ---------   ---------

RECOVERIES, CONSUMER                                            14           8
                                                         ---------   ---------

NET CHARGE-OFFS                                                (80)        (18)
                                                         ---------   ---------

ADDITIONS TO ALLOWANCE CHARGED TO OPERATING
  EXPENSES                                                     186          77
                                                         ---------   ---------

BALANCE OF ALLOWANCE FOR
  LOAN LOSSES AT END OF YEAR                             $     445   $     339
                                                         =========   =========

RATIO OF NET LOAN CHARGE-OFFS DURING THE
  YEAR TO AVERAGE LOANS OUTSTANDING DURING
  THE YEAR                                                    0.22%       0.06%
                                                         =========   =========

DEPOSITS

     Average amount of deposits and average rates paid thereon, classified as to noninterest-bearing demand deposits, interest-bearing demand and savings deposits and time deposits, for the periods indicated are presented below. (1)

                                               YEAR ENDED DECEMBER 31,
                                        ----------------------------------
                                               1996              1995
                                        -----------------  ---------------
                                           AMOUNT  RATE     AMOUNT  RATE
                                        -----------------  ---------------
                                               (DOLLARS IN THOUSANDS)
                                        ----------------------------------

NONINTEREST-BEARING DEMAND DEPOSITS       $   4,191     -% $   3,586     -%
INTEREST-BEARING DEMAND AND SAVINGS          11,523  3.25      9,479  3.43
 DEPOSITS
TIME DEPOSITS                                32,178  6.08     27,206  6.11
                                        -----------        ---------
TOTAL DEPOSITS                            $  47,892        $  40,271
                                        ===========        =========


     THE AMOUNTS OF TIME CERTIFICATES OF DEPOSIT ISSUED IN AMOUNTS OF $100,000 OR MORE AS OF DECEMBER 31, 1996 ARE SHOWN BELOW BY CATEGORY, WHICH IS BASED ON TIME REMAINING UNTIL MATURITY OF (1) THREE MONTHS OR LESS, (2) OVER THREE THROUGH SIX MONTHS (3) OVER SIX THROUGH TWELVE MONTHS AND (4) OVER TWELVE MONTHS.

                                                        (DOLLARS IN
                                                         THOUSANDS)

    THREE MONTHS OR LESS                                 $  3,624
    OVER THREE MONTHS THROUGH SIX MONTHS                    4,412
    OVER SIX MONTHS THROUGH TWELVE MONTHS                   3,899
    OVER TWELVE MONTHS                                      1,057
                                                         --------
        TOTAL                                            $ 12,992
                                                         ========

  (1) AVERAGE BALANCES WERE DETERMINED USING THE DAILY AVERAGE BALANCES DURING THE YEAR FOR EACH CATEGORY.

RETURN ON EQUITY AND ASSETS

     The following rate of return information for the periods indicated is presented below.

                                          YEAR ENDED DECEMBER 31,
                                          -----------------------
                                               1996       1995
                                          ------------  ---------

RETURN ON ASSETS (1)                           1.36%      1.36%

RETURN ON EQUITY (2)                          13.80      12.39

DIVIDEND PAYOUT RATIO (3)                     24.72      27.40

EQUITY TO ASSETS RATIO (4)                     9.85      10.96

(1)  NET INCOME DIVIDED BY AVERAGE TOTAL ASSETS.
(2)  NET INCOME DIVIDED BY AVERAGE EQUITY.
(3)  DIVIDENDS DECLARED PER SHARE DIVIDED BY NET INCOME PER SHARE.
(4)  AVERAGE EQUITY DIVIDED BY AVERAGE TOTAL ASSETS.


ITEM 7.   FINANCIAL STATEMENTS

     The following consolidated financial statements of the Company and its subsidiary are included on pages F-1 through F-23 of this Annual Report on Form 10-KSB.

     Consolidated Balance Sheets - December 31, 1996 and 1995

     Consolidated Statements of Income - Years Ended December 31, 1996 and 1995

     Consolidated Statements of Stockholders' Equity - Years Ended December 31,
          1996 and 1995

     Consolidated Statements of Cash Flows - Years Ended December 31,
          1996 and 1995

     Notes to Consolidated Financial Statements

ITEM 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE

     During 1996, the Company did not change accountants and there was no disagreement on any matter of accounting principles or practices for financial statement disclosure that would have required the filing of a current report on Form 8-K.

                                   PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

     The following table sets forth the respective names, ages and positions with the Company and the Bank, other directorships and principal occupations of the members of the Board of Directors and the executive officers of the Company and the Bank.

                               POSITIONS WITH THE        PRINCIPAL OCCUPATION
        NAME (AGE)            COMPANY AND THE BANK    DURING THE PAST FIVE YEARS
--------------------------------------------------------------------------------
ROBERT H. BLALOCK (49)       DIRECTOR OF THE COMPANY  PRESIDENT, BLALOCK
(DIRECTOR SINCE 1989)        AND BANK                 INSURANCE
                                                      CO., INC.

LAMAR EDWARDS (51)           TREASURER OF THE         PROFESSIONAL SURVEYOR,
(DIRECTOR SINCE 1989)        COMPANY                  PRESIDENT, EDWARDS &
                             AND DIRECTOR OF THE      ASSOCIATES, INC.
                             COMPANY AND BANK

ELIZABETH FOWLER (61)        VICE CHAIRMAN AND        DIETARY CONSULTANT TO RABUN
(DIRECTOR SINCE 1989)        DIRECTOR OF THE          COUNTY MEMORIAL HOSPITAL
                             COMPANY AND BANK         AND WOODRIDGE HOSPITAL AND
                                                      PAST  CHAIRMAN OF RABUN
                                                      COUNTY BOARD OF EDUCATION

JOHN R. MARTIN (47)          PRESIDENT, CHAIRMAN,     PRESIDENT, JOHN MARTIN
(DIRECTOR SINCE 1989)        DIRECTOR OF THE          CONSTRUCTION CO. AND
                             COMPANY,
                             AND DIRECTOR OF THE      PHARMACIST
                             BANK

RONALD E. VANDIVER (50)      SECRETARY AND DIRECTOR   SELF-EMPLOYED, GENERAL
(DIRECTOR SINCE 1989)        OF THE                   CONTRACTOR AND REAL ESTATE
                             COMPANY AND THE BANK     DEVELOPER



COLIE B. WHITAKER (73)       DIRECTOR OF THE          PRESIDENT OF CLAYTON OIL CO.,
(DIRECTOR SINCE 1989)        COMPANY AND              GEORGIA TRANSPORTERS, INC.,
                             THE BANK                 AND WHITAKER OIL COMPANY,
                                                      EACH OF WHICH IS A
                                                      PETROLEUM
                                                      DISTRIBUTOR




                                POSITIONS WITH THE       PRINCIPAL OCCUPATION
        NAME (AGE)             COMPANY AND THE BANK      DURING THE PAST FIVE YEARS
-----------------------------------------------------------------------------------
J. MARK SMITH (46)           PRESIDENT AND CHIEF       OFFICER, FIRST CLAYTON
(DIRECTOR SINCE 1993)        EXECUTIVE                 BANK AND
                             OFFICER OF THE BANK AND   TRUST COMPANY SINCE 1991;
                             DIRECTOR OF THE COMPANY   EXECUTIVE VICE PRESIDENT,
                             AND BANK                  BANK OF CLAYTON, 13 YEARS


RODNEY R. HICKOX (44)        EXECUTIVE VICE PRESIDENT  OFFICER, FIRST CLAYTON BANK AND
                             OF THE BANK AND           TRUST COMPANY SINCE 1991;
                             SECRETARY                 VICE PRESIDENT AND LOAN
                             OF THE BANK               OFFICER, BANK OF CLAYTON,
                                                       14 YEARS



     NO DIRECTOR OF THE COMPANY OR THE BANK IS RELATED TO ANY OTHER DIRECTOR OR EXECUTIVE OFFICER. NO DIRECTOR OF THE COMPANY OR THE BANK IS AN ACTIVE DIRECTOR OR EXECUTIVE OFFICER OF ANOTHER BANK, SAVINGS AND LOAN ASSOCIATION, CREDIT UNION OR BANK OR BANK HOLDING COMPANY.

ITEM 10.  EXECUTIVE COMPENSATION

     During 1996, the Directors of the Company received an aggregate of $63,600 for their service as Directors of the Bank. The executive officers of the Company are John R. Martin, Chairman of the Board and Betsy Fowler, Vice Chairman. Neither of them has received any salary or other benefits as the result of their service in these capacities.

     No director is entitled to receive remuneration for services as a director under any arrangement.

     C. Lloyd Clay resigned as director of the Company and the Bank effective April 17, 1996. In connection with his resignation, Mr. Clay and the Company entered into a Consulting and Non-Competition Agreement (the "Consulting Agreement") and a Settlement Agreement. The Consulting Agreement provides that Mr. Clay will provide consulting services to the Company with respect to its banking and other operations and that Mr. Clay will not compete with the Company during the term of the agreement. The Consulting Agreement has a term of three years and provides for monthly payments which will aggregate $145,212 over the term of the agreement. Pursuant to the Settlement Agreement, the Company repurchased an aggregate of 24,202 shares from Mr. Clay and members of his family for a purchase price of $17 per share for a total of $411,434.

     The following information is furnished with respect to the Chief Executive Officer and each executive officer of the Company who had cash and cash equivalent forms of remuneration from the Company and the Bank which exceeded $100,000 for each of the three years ended December 31, 1996.

SUMMARY COMPENSATION TABLE

     The following table shows, for the fiscal years ended December 31, 1996, 1995 and 1994 compensation paid or accrued by the Company and its subsidiary to or on behalf of its Chief Executive Officer. There are no other executive officers of the Company whose total compensation equaled or exceeded $100,000 in 1995.

                                                                                              LONG-TERM COMPENSATION
                                                                          ---------------------------------------------------------
                                                  ANNUAL COMPENSATION            AWARDS           PAYOUTS
                                               ------------------------   ----------------------- -------
                                                                OTHER
                                                                ANNUAL    RESTRICTED   SECURITIES             ALL OTHER
                                                                COMPEN-   STOCK        UNDERLYING   LTIP       COMPEN-
                                                        BONUS   SATION    AWARDS       OPTIONS/    PAYOUTS     SATION
NAME             POSITION              YEAR     SALARY   ($)     ($)       ($)         SAR'S (#)    ($)        ($)(1)
--------------  ---------------------  ----   --------  -------  -------  -------  ------------  ----------  -----------------------

J. MARK SMITH    PRESIDENT AND  CHIEF  1996     82,400  7,500      -        -             -           -        5,090
                 EXECUTIVE OFFICER     1995     80,000  3,000      -        -             -           -        3,606
                 OF THE BANK           1994     74,600  1,500      -        -             -           -        2,096

(1) ALL OTHER COMPENSATION CONSISTS OF TERM LIFE INSURANCE, AUTO
    ALLOWANCES, AND DIRECTOR FEES PAID TO THE EXECUTIVE OFFICER

(2) NO OTHER COMPENSATION IS REQUIRED TO BE REPORTED IN ACCORDANCE WITH REGULATION S-B ITEM 402.

(3) JOHN R. MARTIN, PRESIDENT OF THE COMPANY, RECEIVED NO COMPENSATION OTHER THAN NORMAL DIRECTORS FEES AS A DIRECTOR OF THE BANK.

STOCK OPTION PLAN

          The Company has adopted a Stock Option Plan (the "Plan") for the granting of options to purchase up to an aggregate of 75,000 shares of common stock. The Plan serves as an employee incentive and encourages the continued employment of key personnel by facilitating their purchase of an equity interest in the Company. The Plan is administered by a committee of the Board of Directors of the Company, which has the authority to select recipients, designate the number of shares to be covered by each option and, subject to certain restrictions, specify the terms of the options. The Plan provides for the granting of both "incentive stock options" under Section 422A of the
Internal Revenue Code of 1986 and "nonqualified stock options".   The Company
has not granted any stock options to date.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

          The following table sets forth information as of March 11, 1997, with respect to the shares of the Company's Common Stock beneficially owned by each director, by all directors and officers as a group, and by all persons known to the Company to own beneficially more than 5% of the Company's outstanding Common Stock.

                           SHARES BENEFICIALLY OWNED

NAME AND ADDRESS OF            NUMBER OF    PERCENT OF
BENEFICIAL OWNER                SHARES        CLASS
Robert H. Blalock                23,334        5.83%
Post Office Box 713
Clayton, Georgia 30325

Lamar Edwards                    21,100(1)     5.27
Route 2, Box 211
Clayton, Georgia 30525

Elizabeth B. Fowler              20,843(2)     5.20
Post Office Box 472
Clayton, Georgia 30525

John R. Martin, Jr.              26,313        6.58
Star Route - Spruce Creek
Lakemont, Georgia 30552

Ronald E. Vandiver                4,400        1.10
Route 1, Box 2600
Lakemont, Georgia 30552

Colie B. Whitaker                36,000(3)     9.00
100 Cherry Street
Panama City, Florida 32401

J. Mark Smith                     3,817         .95
Post Office Box 1622
Clayton, Georgia 30525

All current directors and
  officers as a group
  (7 persons)                   135,807       33.92%
                                =======       =====

(1) Included are 1,100 shares owned by members of Mr. Edward's family, as to which he shares voting and investment power.

(2) Included are 8,142 shares owned by Mrs. Fowler's family, as to which she shares voting and investment power.

(3) All stock is held in the name of the following: Whitaker Oil Company, 6,000 shares and Clayton Oil Company, 30,000 shares.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          The Company and the Bank have had and expect to have banking and other business transactions in the ordinary course of business with directors and officers of the Company and the Bank and their affiliates, including members of their families or corporations, partnerships or other organizations in which such officers or directors have a controlling interest, on substantially the same terms (including price, or interest rates and collateral) as those prevailing at the time for comparable transactions with unrelated parties.
Such banking transactions are not expected to involve more than the normal risk of collectibility nor present other unfavorable features to the Company and the Bank.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

Item 13(a) 1., 2. and 3. and Item 13(b).

       (a) The following documents are filed as part of this report:

           1.   Financial statements:

                (a) First Clayton Bancshares, Inc. and Subsidiary:

                     (i) Consolidated Balance Sheets - December 31,
                         1996 and 1995

                    (ii) Consolidated Statements of Income - Years ended
                         December 31, 1996 and 1995

                   (iii) Consolidated Statements of Stockholders' Equity -
                         Years ended December 31, 1996 and 1995

                    (iv) Consolidated Statements of Cash Flows - Years ended
                         December 31, 1996 and 1995

                     (v) Notes to Consolidated Financial Statements

               (b) First Clayton Bancshares, Inc. (Parent Company Only):

                    Parent Company Only financial information has been included in Note 12 of Notes to Consolidated Financial Statements.

          2.   Financial statement schedules:

               All schedules are omitted as the required information is inapplicable or the information is presented in the financial statements or related notes.

          3.    Exhibits required by Item 601 of Regulation S-K:

             Number                          Description
             ------                          -----------

          Exhibit 3.1 Articles of Incorporation of First Clayton Bancshares, Inc. (incorporated by reference to Exhibit 3.1 to Registration Statement No. 33-28050-A on Form S-18)

          Exhibit 3.2 By-Laws of First Clayton Bancshares, Inc. (incorporated by reference to
                                 Exhibit 3.2 to Registration Statement
                                 No. 33-28050-A on Form S-18)

          Exhibit 4.1 The rights of security holders are defined in the Articles of Incorporation and By-Laws of First Clayton Bancshares, Inc., provided in Exhibits 3.1 and 3.2, respectively

          Exhibit 10.1* Stock Option Agreement between First Clayton Bancshares, Inc., and Directors (incorporated by reference to Exhibit 10.1 to Form 10-K, Commission File No. 33-28050-A, for the fiscal year ended December 31, 1989)

          Exhibit 10.2* Settlement Agreement, dated April 17, 1996, between C. Lloyd Clay, First Clayton Bank & Trust, and First Clayton Bancshares, Inc. and the related Consulting and Non-Competition Agreement, dated April 17, 1996, between
                                 C. Lloyd Clay and First Clayton Bancshares,
                                 Inc.

          Exhibit 22.1           Subsidiaries of First Clayton
                                 Bancshares, Inc. consist of:  First
                                 Clayton Bank and Trust Company, located in
                                 Clayton, Georgia, and incorporated under the laws of the State of Georgia

          Exhibit 27.1           Financial Data Schedule (for SEC use only)

     *      Management contract or compensatory plan or arrangement.

     (b) The registrant did not file any reports on Form 8-K during the last quarter of the period covered by this report.

                   ----------------------------------------
                        FIRST CLAYTON BANCSHARES, INC.
                                AND SUBSIDIARY

                         CONSOLIDATED FINANCIAL REPORT

                               DECEMBER 31, 1996
                   ----------------------------------------

                        FIRST CLAYTON BANCSHARES, INC.
                                AND SUBSIDIARY

                         CONSOLIDATED FINANCIAL REPORT
                               DECEMBER 31, 1996

------------------------------------------------------------------------------
                               TABLE OF CONTENTS

                                                         PAGE

INDEPENDENT AUDITOR'S REPORT.......................        1

FINANCIAL STATEMENTS

  CONSOLIDATED BALANCE SHEETS......................        2
  CONSOLIDATED STATEMENTS OF INCOME................        3
  CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY..        4
  CONSOLIDATED STATEMENTS OF CASH FLOWS............  5 AND 6
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.......     7-23

                         INDEPENDENT AUDITOR'S REPORT
--------------------------------------------------------------------------------



TO THE BOARD OF DIRECTORS
FIRST CLAYTON BANCSHARES, INC. AND SUBSIDIARY
CLAYTON, GEORGIA


     We have audited the accompanying consolidated balance sheets of FIRST CLAYTON BANCSHARES, INC. AND SUBSIDIARY as of December 31, 1996 and 1995, and the related consolidated statements of income, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.


     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.


     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of First Clayton Bancshares, Inc. and subsidiary as of December 31, 1996 and 1995, and the results of their operations and their cash flows for the years then ended, in conformity with generally accepted accounting principles.

                                                  /s/ MAULDIN & JENKINS, LLC



Atlanta, Georgia
January 17, 1997

                        FIRST CLAYTON BANCSHARES, INC.
                                AND SUBSIDIARY

                          CONSOLIDATED BALANCE SHEETS
                          DECEMBER 31, 1996 AND 1995

                    Assets                        1996         1995
                                              -----------   -----------
Cash and due from banks                       $ 1,703,910   $ 2,266,014
Interest-bearing deposits in banks                  3,799         3,677
Federal funds sold                                370,000     5,655,000
Securities available-for-sale                   6,400,371     5,104,399
Securities held-to-maturity (fair value
   $5,289,699 and $6,810,219)                   5,303,712     6,783,115
                                              -----------   -----------
Loans                                          42,223,164    30,764,720
Less allowance for loan losses                    444,936       339,087
                                              -----------   -----------
     Loans, net                                41,778,228    30,425,633
                                              -----------   -----------
Premises and equipment                          1,457,890     1,549,188
Other assets                                    1,055,439       842,337
                                              -----------   -----------
     Total assets                             $58,073,349   $52,629,363
                                              ===========   ===========

   Liabilities and Stockholders' Equity

Deposits
  Noninterest-bearing demand                  $ 4,229,518   $ 3,343,823
  Interest-bearing demand                       9,248,098    11,387,688
  Savings                                       2,961,981     2,173,719
  Time, $100,000 and over                      12,992,175     9,508,820
  Other time                                   23,141,996    20,762,382
                                              -----------   -----------
     Total deposits                            52,573,768    47,176,432
Other liabilities                                 219,751       272,610
                                              -----------   -----------
     Total liabilities                         52,793,519    47,449,042
                                              -----------   -----------

Commitments and contingent liabilities

Stockholders' equity
  Common stock, par value $1;
    10,000,000 shares authorized;
    427,827 shares issued                         427,827       427,827
  Capital surplus                               3,850,443     3,850,443
  Retained earnings                             1,465,917       916,402
  Unrealized gains (losses) on securities
    available-for-sale, net of tax                (13,167)       29,205
                                              -----------   -----------
                                                5,731,020     5,223,877
  Less cost of 27,436 and 3,434 shares
    of treasury stock                             451,190        43,556
                                              -----------   -----------
     Total stockholders' equity                 5,279,830     5,180,321
                                              -----------   -----------
     Total liabilities and
       stockholders' equity                   $58,073,349   $52,629,363
                                              ===========   ===========

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                        FIRST CLAYTON BANCSHARES, INC.
                                AND SUBSIDIARY

                       CONSOLIDATED STATEMENTS OF INCOME
                    YEARS ENDED DECEMBER 31, 1996 AND 1995

                                                         1996         1995
                                                      ----------   ----------
Interest income
  Loans                                               $3,987,256   $3,252,443
  Taxable securities                                     615,298      562,915
  Nontaxable securities                                   90,313       64,229
  Deposits in banks                                          857          120
  Federal funds sold                                      87,399      202,291
                                                      ----------   ----------
     Total interest income                             4,781,123    4,081,998

Interest expense on deposits                           2,332,820    1,985,704

     Net interest income                               2,448,303    2,096,294
Provision for loan losses                                185,999       76,500
                                                      ----------   ----------
     Net interest income after provision
       for loan losses                                 2,262,304    2,019,794
                                                      ----------   ----------

Other income
  Service charges on deposit accounts                    209,409      185,314
  Other service charges, commissions and fees             38,189       44,572
  Net realized gains on securities
    available-for-sale                                     1,241            -
  Other operating income                                  49,277       29,117
                                                      ----------   ----------
     Total other income                                  298,116      259,003
                                                      ----------   ----------

Other expense
  Salaries and employee benefits                         679,640      614,300
  Equipment expenses                                     148,893      128,995
  Occupancy expenses                                     135,438      123,859
  Stationery and supplies                                 95,045       73,158
  Directors' fees                                         63,600       64,200
  Other operating expenses                               408,646      345,348
                                                      ----------   ----------
     Total other expenses                              1,531,262    1,349,860
                                                      ----------   ----------
     Income before income taxes                        1,029,158      928,937

Income tax expense                                       303,471      311,000
                                                      ----------   ----------
     Net income                                       $  725,687   $  617,937
                                                      ==========   ==========

Net income per share of common stock                  $     1.78   $     1.46
                                                      ==========   ==========

Weighted average shares outstanding                      408,198      424,919
                                                      ==========   ==========

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                        FIRST CLAYTON BANCSHARES, INC.
                                AND SUBSIDIARY

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                    YEARS ENDED DECEMBER 31, 1996 AND 1995

                                                      Common Stock
                                                  ---------------------      Capital          Retained
                                                   Shares     Par Value      Surplus          Earnings
                                                  --------    ---------    -----------      -----------
Balance, December 31, 1994                         427,827     $427,827    $ 3,850,443      $   468,222
  Net income                                             -            -              -          617,937
  Cash dividend declared, $.40 per share                 -            -              -         (169,757)
  Purchase of treasury stock                             -            -              -                -
  Net change in unrealized gains
    (losses) on securities available-
    for-sale, net of tax                                 -            -              -                -
                                                  --------     --------    -----------      -----------
Balance, December 31, 1995                         427,827      427,827      3,850,443          961,402
  Net income                                             -            -              -          725,687
  Cash dividend declared, $.44 per share                 -            -              -         (176,172)
  Purchase of treasury stock                             -            -              -                -
  Sale of treasury stock                                 -            -              -                -
  Net change in unrealized gains
    (losses) on securities available-
    for-sale, net of tax                                 -            -              -                -
                                                  --------     --------    -----------      -----------
Balance, December 31, 1996                         427,827     $427,827    $ 3,850,443      $ 1,465,917
                                                  ========     ========    ===========      ===========


                                                Unrealized
                                                  Gains
                                               (Lossses) on
                                                Securities
                                                Available-        Treasury Stock               Total
                                                for Sale,     ------------------------       Stockholders'
                                               Net of Taxes    Shares         Cost             Equity
                                               ------------   ---------    -----------      -----------
Balance, December 31, 1994                        $(55,675)     2,977      $ (36,701)       $4,654,116
  Net income                                             -          -              -           617,937
  Cash dividend declared, $.40 per share                 -          -              -          (169,757)
  Purchase of treasury stock                             -        457         (6,855)           (6,855)
  Net change in unrealized gains
    (losses) on securities available-
    for-sale, net of tax                            84,880          -              -            84,880
                                                  --------     ------      ---------       -----------
Balance, December 31, 1995                          29,205      3,434        (43,556)        5,180,321
  Net income                                             -          -              -           725,687
  Cash dividend declared, $.44 per share                 -          -              -          (176,172)
  Purchase of treasury stock                             -     24,202       (411,434)         (411,434)
  Sale of treasury stock                                 -       (200)         3,800             3,800
  Net change in unrealized gains
    (losses) on securities available-
    for-sale, net of tax                           (42,372)         -             -            (42,372)
                                                  --------     ------      ---------        ----------
Balance, December 31, 1996                        $(13,167)    27,436      $(451,190)       $5,279,830
                                                  ========     ======      =========        ==========


                        FIRST CLAYTON BANCSHARES, INC.
                                AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                    YEARS ENDED DECEMBER 31, 1996 AND 1995

                                                       1996          1995
                                                   ------------   ------------
OPERATING ACTIVITIES
  Net income                                       $    725,687   $    617,937
  Adjustments to reconcile net income to net
   cash provided by operating activities:
    Amortization                                         35,060         38,732
    Depreciation                                        136,051        128,394
    Provision for loan losses                           185,999         76,500
    Deferred income taxes                               (80,800)       (11,756)
    Net realized gains on securities available-
      for-sale                                           (1,241)             -
    Increase in interest receivable                    (111,617)      (172,694)
    Increase (decrease) in interest payable             (17,728)        84,406
    Other operating activities                          (67,042)       (51,525)
                                                   ------------   ------------
     Net cash provided by operating activities          804,369        709,994
                                                   ------------   ------------
INVESTING ACTIVITIES
  Net increase in interest-bearing
    deposits in banks                                      (122)          (120)
  Proceeds from maturities of securities
    available-for-sale                                  651,036      2,801,844
  Purchases of securities available-for-sale         (3,304,629)    (3,776,990)
  Proceeds from sales of securities available-
    for-sale                                          1,292,656              -
  Proceeds from maturities of securities
    held-to-maturity                                  2,425,490      2,852,408
  Purchases of securities held-to-maturity             (946,087)    (4,175,974)
  Net (increase) decrease in Federal funds sold       5,285,000     (4,055,000)
  Net increase in loans                             (11,538,594)    (5,487,358)
  Purchase of premises and equipment                    (44,753)       (57,717)
                                                   ------------   ------------
     Net cash used in investing activities           (6,180,003)   (11,898,907)
                                                   ------------   ------------
FINANCING ACTIVITIES
  Net increase in deposits                            5,397,336     12,448,014
  Dividends paid                                       (176,172)      (169,757)
  Proceeds from sale of treasury stock                    3,800              -
  Purchase of treasury stock                           (411,434)        (6,855)
                                                   ------------   ------------
     Net cash provided by financing activities        4,813,530     12,271,402
                                                   ------------   ------------
Net increase (decrease) in cash
  and due from banks                                   (562,104)     1,082,489

Cash and due from banks at beginning of year          2,266,014      1,183,525
                                                   ------------   ------------

Cash and due from banks at end of year             $  1,703,910   $  2,266,014
                                                   ============   ============

                        FIRST CLAYTON BANCSHARES, INC.
                                AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                    YEARS ENDED DECEMBER 31, 1996 AND 1995

--------------------------------------------------------------------------------

                                                        1996          1995
                                                    -----------  -----------

SUPPLEMENTAL DISCLOSURES
    Cash paid for:
        Interest                                    $ 2,350,548   $ 1,901,298

        Income taxes                                $   414,604   $   353,768

NONCASH TRANSACTIONS
    Unrealized losses on securities
        available-for-sale                          $    66,207   $   132,626

    Securities held to maturity transferred
        to securities available-for-sale            $         0   $ 1,002,542


See Notes to Consolidated Financial Statements.

                        FIRST CLAYTON BANCSHARES, INC.
                                AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------


NOTE 1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF BUSINESS

First Clayton Bancshares, Inc. (the "Company") is a one-bank holding company whose business is presently conducted by its wholly-owned subsidiary, First Clayton Bank & Trust Company (the "Bank"). The Bank is a commercial bank with operations in Clayton, Rabun County, Georgia. The Bank provides a full range of banking services to individual and corporate customers in its primary market area of Rabun County.

BASIS OF PRESENTATION

The consolidated financial statements include the accounts of the Company and its subsidiary. Significant intercompany transactions and accounts are eliminated in consolidation.

The accounting and reporting policies of the Company conform to generally accepted accounting principles and general practices within the financial services industry. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the period. Actual results could differ from those estimates.


CASH AND CASH EQUIVALENTS

Cash on hand, cash items in process of collection, and amounts due from banks are included in cash and due from banks.

The Company maintains amounts due from banks which, at times, may exceed Federally insured limits. The Company has not experienced any losses in such accounts.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

NOTE 1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

SECURITIES

Securities are classified based on management's intention on the date of purchase. Securities which management has the intent and ability to hold to maturity are classified as held-to-maturity and reported at amortized cost. All other debt securities are classified as available-for-sale and carried at fair value with net unrealized gains and losses included in stockholders' equity, net of tax.

Interest on securities, including amortization of premiums and accretion of discounts, is included in interest income. Realized gains and losses from the sales of securities are determined using the specific identification method.

LOANS

Loans are carried at their principal amounts outstanding less the allowance for loan losses. Interest income on loans is credited to income based on the principal amount outstanding.

Loan origination fees and certain direct costs of loans are recognized at the time the loan is recorded. Because net origination loan fees and costs are not material, the results of operations are not materially different than the results which would be obtained by accounting for loan fees and costs in accordance with generally accepted accounting principles.

The allowance for loan losses is maintained at a level that management believes to be adequate to absorb potential losses in the loan portfolio. Management's determination of the adequacy of the allowance is based on an evaluation of the portfolio, past loan loss experience, current economic conditions, volume, growth, composition of the loan portfolio, and other risks inherent in the portfolio. In addition, regulatory agencies, as an integral part of their examination process, periodically review the Company's allowance for loan losses, and may require the Company to record additions to the allowance based on their judgment about information available to them at the time of their examinations.

The accrual of interest on impaired loans is discontinued when, in management's opinion, the borrower may be unable to meet payments as they become due. Interest income is subsequently recognized only to the extent cash payments are received.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

NOTE 1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

LOANS (CONTINUED)

A loan is impaired when it is probable the Company will be unable to collect all principal and interest payments due in accordance with the terms of the loan agreement. Individually identified impaired loans are measured based on the present value of payments expected to be received, using the contractual loan rate as the discount rate. Alternatively, measurement may be based on observable market prices or, for loans that are solely dependent on the collateral for repayment, measurement may be based on the fair value of the collateral. If the recorded investment in the impaired loan exceeds the measure of fair value, a valuation allowance is established as a component of the allowance for loan losses. Changes to the valuation allowance are recorded as a component of the provision for loan losses.

PREMISES AND EQUIPMENT

Premises and equipment are stated at cost less accumulated depreciation. Depreciation is computed principally by the straight-line method over the estimated useful lives of the assets.

INCOME TAXES

Income tax expense consists of current and deferred taxes. Current income tax provisions approximate taxes to be paid or refunded for the applicable year. Deferred tax assets and liabilities are recognized on the temporary differences between the bases of assets and liabilities as measured by tax laws and their bases as reported in the financial statements. Deferred tax expense or benefit is then recognized for the change in deferred tax assets or liabilities between periods.

Recognition of deferred tax balance sheet amounts is based on management's belief that it is more likely than not that the tax benefit associated with certain temporary differences, tax operating loss carryforwards and tax credits will be realized. A valuation allowance is recorded for those deferred tax items for which it is more likely than not that realization will not occur.

The Company and the Bank file a consolidated income tax return. Each entity provides for income taxes based on its contribution to income taxes (benefits) of the consolidated group.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

NOTE 1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

EARNINGS PER COMMON SHARE

Earnings per common share are computed by dividing net income by the weighted average number of shares of common stock outstanding.


NOTE 2.    SECURITIES

The amortized cost and fair value of securities are summarized as follows:

                                                    GROSS        GROSS
                                     AMORTIZED    UNREALIZED  UNREALIZED       FAIR
                                        COST        GAINS       LOSSES        VALUE
                                  -----------------------------------------------------
SECURITIES AVAILABLE-FOR-SALE
 DECEMBER 31, 1996:
  U. S. GOVERNMENT AND AGENCY
    SECURITIES                      $  5,615,095  $   10,792  $  (34,488)  $  5,591,399
  STATE AND MUNICIPAL SECURITIES         805,849       5,160      (2,037)       808,972
                                    ------------  ----------  ----------   ------------
                                    $  6,420,944  $   15,952  $  (36,525)  $  6,400,371
                                    ============  ==========  ==========   ============

 December 31, 1995:
  U. S. Government and agency
    securities                      $  4,789,685  $   47,363  $   (6,803)  $  4,830,245
  State and municipal securities         269,080       6,023        (949)       274,154
                                    ------------  ----------  ----------   ------------
                                    $  5,058,765  $   53,386  $   (7,752)  $  5,104,399
                                    ============  ==========  ==========   ============

SECURITIES HELD-TO-MATURITY
 DECEMBER 31, 1996:
  U. S. GOVERNMENT AND AGENCY
    SECURITIES                      $  3,897,387  $   13,698  $  (26,774)  $  3,884,311
  STATE AND MUNICIPAL SECURITIES       1,406,325       8,118      (9,055)     1,405,388
                                    ------------  ----------  ----------   ------------
                                    $  5,303,712  $   21,816  $  (35,829)  $  5,289,699
                                    ============  ==========  ==========   ============


 December 31, 1995:
   U. S. Government and agency
    securities                      $  5,252,057  $   59,799  $  (31,840)  $  5,280,016
   State and municipal securities      1,531,058       8,750      (9,605)     1,530,203
                                    ------------  ----------  ----------   ------------
                                    $  6,783,115  $   68,549  $  (41,445)  $  6,810,219
                                    ============  ==========  ==========   ============

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

NOTE 2.   SECURITIES (CONTINUED)

The amortized cost and fair value of securities as of December 31, 1996 by contractual maturity are shown below.

                                   SECURITIES AVAILABLE-FOR-SALE          SECURITIES HELD-TO-MATURITY
                                   ------------------------------------------------------------------
                                       AMORTIZED        FAIR               AMORTIZED          FAIR
                                         COST          VALUE                  COST            VALUE
                                   ------------------------------------------------------------------
    Due in one year or less            $ 1,102,807   $ 1,100,545           $ 1,304,084    $ 1,301,375
    Due from one year to five years      3,898,975     3,893,287             4,190,943      4,186,090
    Due from five to ten years             301,930       295,867               535,000        522,425
    Due after ten years                          -             -               390,917        390,481
                                       -----------   -----------           -----------    -----------
                                       $ 5,303,712   $ 5,289,699           $ 6,420,944    $ 6,400,371
                                       -----------   -----------           -----------    -----------

Securities with a carrying value of $3,958,934 and $5,168,825 at December 31, 1996 and 1995, respectively, were pledged to secure public deposits and for other purposes.

There were no sales of securities in 1995. Gains and losses on sales of securities available-for-sale during 1996 consist of the following:

    GROSS GAINS ON SALES OF SECURITIES          $ 1,966

    Gross losses on sales of securities            (725)
                                                -------

    Net realized gains on sales of securities   $ 1,241
                                                =======


Under special provisions adopted by the Financial Accounting Standards Board in October 1995, the Company transferred $1,002,542 from securities held-to-maturity to securities available-for-sale on December 31, 1995, resulting in a net unralized gain of $17,929, which was included in stockholders' equity at $11,475 net of related taxes of $6,454.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

NOTE 3.   LOANS AND ALLOWANCE FOR LOAN LOSSES

The composition of loans is summarized as follows:

                                                     DECEMBER 31,
                                            -----------------------------
                                                 1996            1995
                                            -------------   -------------

    COMMERCIAL, FINANCIAL AND AGRICULTURAL  $     649,000   $   1,169,000
    REAL ESTATE - CONSTRUCTION                    902,000         527,000
    REAL ESTATE - MORTGAGE                     28,920,000      20,757,000
    CONSUMER                                   11,748,000       8,255,000
    OTHER                                           4,164          56,720
                                            -------------   -------------
                                               42,223,164      30,764,720
    ALLOWANCE FOR LOAN LOSSES                    (444,936)       (339,087)
                                            -------------   -------------
    LOANS, NET                              $  41,778,228   $  30,425,633
                                            -------------   -------------

CHANGES IN THE ALLOWANCE FOR LOAN LOSSES FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1995 WERE AS FOLLOWS:

                                                   1996         1995
                                                ----------   ----------
    BALANCE, BEGINNING OF YEAR                  $  339,087   $  280,465
    PROVISION FOR LOAN LOSSES                      185,999       76,500
    LOANS CHARGED OFF                              (94,843)     (25,947)
    RECOVERIES OF LOANS PREVIOUSLY CHARGED OFF      14,693        8,069
                                                ----------   ----------
    BALANCE, END OF YEAR                        $  444,936   $  339,087
                                                ----------   ----------


THE TOTAL RECORDED INVESTMENT IN IMPAIRED LOANS WAS $51,469 AND $102,627 AT DECEMBER 31, 1996 AND 1995, RESPECTIVELY. INCLUDED IN THESE LOANS WERE $- - AND $45,672 THAT HAD RELATED ALLOWANCES FOR LOAN LOSSES OF $- - AND $44,926 AT DECEMBER 31, 1996 AND 1995, RESPECTIVELY. THE AVERAGE RECORDED INVESTMENT IN IMPAIRED LOANS FOR 1996 AND 1995 WAS $55,155 AND $126,108, RESPECTIVELY. INTEREST INCOME ON IMPAIRED LOANS OF $591 AND $3,292 WAS RECOGNIZED FOR CASH PAYMENTS RECEIVED FOR THE YEARS ENDED 1996 AND 1995, RESPECTIVELY.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

NOTE 3.   LOANS AND ALLOWANCE FOR LOAN LOSSES (CONTINUED)

The Company has granted loans to certain related parties including directors, executive officers, and their related entities. The interest rates on these loans were substantially the same as rates prevailing at the time of the transaction and repayment terms are customary for the type of loan involved. Changes in related party loans for the year ended December 31, 1996 are as follows:

BALANCE, BEGINNING OF YEAR                         $    988,444
    ADVANCES                                          1,867,374
    Repayments                                         (530,439)
    Transactions due to change in related parties      (199,075)
                                                   ------------
BALANCE, END OF YEAR                               $  2,126,304
                                                   ------------



NOTE 4.   PREMISES AND EQUIPMENT

Premises and equipment are summarized as follows:

                                      DECEMBER 31,
                              ---------------------------
                                  1996           1995
                              ------------   ------------
    LAND                      $    300,000   $    300,000
    BUILDINGS                    1,296,116      1,296,116
    EQUIPMENT                      625,362        594,545
                              ------------   ------------
                                 2,221,478      2,190,661
    ACCUMULATED DEPRECIATION      (763,588)      (641,473)
                              ------------   ------------
                              $  1,457,890   $  1,549,188
                              ============   ============


                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

NOTE 5.   EMPLOYEE BENEFIT PLAN

The Bank has a contributory 401(k) profit-sharing plan covering all employees, subject to certain minimum age and service requirements. The Bank contributed $19,090 and $10,367 to the plan for the years ended December 31, 1996 and 1995, respectively.


NOTE 6.    INCOME TAXES

The income tax expense consists of the following:

                                1996         1995
                             ----------   ----------
    CURRENT                  $  384,271   $  322,756
    DEFERRED TAX (BENEFITS)     (80,800)     (11,756)
                             ----------   ----------
       INCOME TAX EXPENSE    $  303,471   $  311,000
                             ----------   ----------

THE COMPANY'S INCOME TAX EXPENSE DIFFERS FROM THE AMOUNTS COMPUTED BY APPLYING THE FEDERAL INCOME TAX STATUTORY RATES TO INCOME BEFORE INCOME TAXES. A RECONCILIATION OF THE DIFFERENCES IS AS FOLLOWS:

                                                    DECEMBER 31,
                                     -----------------------------------------
                                             1996                 1995
                                     -------------------  --------------------
                                       AMOUNT     PERCENT   AMOUNT     PERCENT
                                     ----------   ------- ----------   -------
  Tax provision at statutory rate    $  349,914     34 %  $  315,839      34 %
    Tax-exempt interest                 (30,984)    (3)      (21,838)     (2)
    Disallowed interest expense           5,758      1         4,165
    Other                               (21,217)    (2)       12,834       1
                                     ----------     --    ----------      --
  Income tax expense                 $  303,471     30 %  $  311,000      33 %
                                     ==========     ==    ==========      ==

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

NOTE 6.   INCOME TAXES (CONTINUED)

The components of deferred income taxes are as follows:

                                                            DECEMBER 31,
                                                        --------------------
                                                          1996        1995
                                                        --------------------
DEFERRED TAX ASSETS:
  Loan loss reserves                                    $145,358    $ 81,649
  Depreciation                                            48,388      31,297
  Securities available-for-sale                               -           -
                                                        --------    --------
    Deferred tax assets                                  193,746     112,946
                                                        --------    --------

DEFERRED TAX LIABILITIES, securities
  available-for-sale                                       7,406      16,428
                                                        --------    --------

      NET DEFERRED TAX ASSETS                           $186,340    $ 96,518
                                                        ========    ========


NOTE 7.   COMMITMENTS AND CONTINGENT LIABILITIES

In the normal course of business, the Company has entered into off-balance-sheet financial instruments which are not reflected in the financial statements. These financial instruments include commitments to extend credit and standby letters of credit. Such financial instruments are included in the financial statements when funds are disbursed or the instruments become payable. These instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the balance sheet.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

NOTE 7.   COMMITMENTS AND CONTINGENT LIABILITIES (CONTINUED)

The Company's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. A summary of the Company's commitments is as follows:

                                         DECEMBER 31,
                                  --------------------------
                                      1996          1995
                                  ------------  ------------

 COMMITMENTS TO EXTEND CREDIT     $  4,027,000  $  4,047,000
 STANDBY LETTERS OF CREDIT                   -       104,000
                                  ------------  ------------
                                  $  4,027,000  $  4,151,000
                                  ============  ============

COMMITMENTS TO EXTEND CREDIT GENERALLY HAVE FIXED EXPIRATION DATES OR OTHER TERMINATION CLAUSES AND MAY REQUIRE PAYMENT OF A FEE. SINCE MANY OF THE COMMITMENTS ARE EXPECTED TO EXPIRE WITHOUT BEING DRAWN UPON, THE TOTAL COMMITMENT AMOUNTS DO NOT NECESSARILY REPRESENT FUTURE CASH REQUIREMENTS. THE CREDIT RISK INVOLVED IN ISSUING THESE FINANCIAL INSTRUMENTS IS ESSENTIALLY THE SAME AS THAT INVOLVED IN EXTENDING LOANS TO CUSTOMERS. THE COMPANY EVALUATES EACH CUSTOMER'S CREDITWORTHINESS ON A CASE-BY-CASE BASIS. THE AMOUNT OF COLLATERAL OBTAINED, IF DEEMED NECESSARY BY THE COMPANY, UPON EXTENSION OF CREDIT, IS BASED ON MANAGEMENT'S CREDIT EVALUATION OF THE CUSTOMER. COLLATERAL HELD VARIES BUT MAY INCLUDE REAL ESTATE AND IMPROVEMENTS, MARKETABLE SECURITIES, ACCOUNTS RECEIVABLE, INVENTORY, EQUIPMENT AND PERSONAL PROPERTY.

STANDBY LETTERS OF CREDIT ARE CONDITIONAL COMMITMENTS ISSUED BY THE COMPANY TO GUARANTEE THE PERFORMANCE OF A CUSTOMER TO A THIRD PARTY. THOSE GUARANTEES ARE PRIMARILY ISSUED TO SUPPORT PUBLIC AND PRIVATE BORROWING ARRANGEMENTS. THE CREDIT RISK INVOLVED IN ISSUING LETTERS OF CREDIT IS ESSENTIALLY THE SAME AS THAT INVOLVED IN EXTENDING LOAN FACILITIES TO CUSTOMERS. COLLATERAL HELD VARIES AS SPECIFIED ABOVE AND IS REQUIRED IN INSTANCES WHICH THE COMPANY DEEMS NECESSARY.

IN THE NORMAL COURSE OF BUSINESS, THE COMPANY IS INVOLVED IN VARIOUS LEGAL PROCEEDINGS. IN THE OPINION OF MANAGEMENT OF THE COMPANY, ANY LIABILITY RESULTING FROM SUCH PROCEEDINGS WOULD NOT HAVE A MATERIAL EFFECT ON THE COMPANY'S FINANCIAL STATEMENTS.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

NOTE 8.   CONCENTRATIONS OF CREDIT RISK

The Company originates primarily commercial, residential and consumer loans to customers in Rabun County and surrounding counties. The ability of the majority of the Company's customers to honor their contractual loan obligations is dependent on the local economy.

Seventy-one (71%) of the Company's loan portfolio is concentrated in loans secured by real estate. A substantial portion of these loans are secured by real estate in the Company's market area. Accordingly, the ultimate collectibility of the loan portfolio are susceptible to changes in market conditions in the Company's market area. The other significant concentrations of credit by type of loan are set forth in Note 3.

The Company, as a matter of policy, does not generally extend credit to any single borrower or group of related borrowers in excess of 25% of statutory capital, or approximately $900,000.


NOTE 9.   STOCK OPTIONS

The Company has a Stock Option Plan (the "Plan") for granting of options to purchase up to an aggregate of 75,000 shares of common stock. The Plan serves as an employee incentive and encourages the continued employment of key personnel by facilitating their purchase of an equity interest in the Company. The Plan is administered by a committee of the Board of Directors of the Company, which has the authority to select recipients, designate the number of shares to be covered by each option and, subject to certain restrictions, specify the terms of the options. The Plan provides for the granting of both "incentive stock options" under Section 422A of the Internal Revenue Code of 1986 and "nonqualified stock options". The Company has not granted any stock options to date.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

NOTE 10.  REGULATORY MATTERS

The Bank is subject to certain restrictions on the amount of dividends that may be declared without prior regulatory approval. At December 31, 1996, approximately $366,000 of retained earnings were available for dividend declaration without regulatory approval.

The Company and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory - and possibly additional discretionary - actions by regulators that, if undertaken, could have a direct material effect on the financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and Bank must meet specific capital guidelines that involve quantitative measures of the assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Company and Bank capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of total and Tier I capital to risk-weighted assets and of Tier I capital to average assets. Management believes, as of December 31, 1996, the Company and the Bank meet all capital adequacy requirements to which they are subject.

At December 31, 1996 and 1995, notification from the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the following table. There are no conditions or events since that notification that management believes have changed the Bank's category.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

NOTE 10.  REGULATORY MATTERS (CONTINUED)

The Company and Bank's actual capital amounts and ratios as of December 31, 1996 are presented in the following table.

                                                                                    TO BE WELL
                                                        FOR CAPITAL              CAPITALIZED UNDER
                                                         ADEQUACY                PROMPT CORRECTIVE
                                     ACTUAL              PURPOSES                ACTION PROVISIONS
                                 ---------------      ---------------            -----------------
                                 AMOUNT   RATIO        AMOUNT   RATIO             AMOUNT   RATIO
                                --------  -----       --------  -----            --------  -----
                                                      (DOLLARS IN THOUSANDS)
                                ------------------------------------------------------------------
    Total Capital
    (to Risk Weighted Assets):
    Consolidated                $  6,162  17.88%       $  2,757    8%            $  3,446    10%
    Bank                        $  5,652  16.39%       $  2,759    8%            $  3,448    10%
    Tier I Capital
    (to Risk Weighted Assets):
    Consolidated                $  5,731  16.63%       $  1,378    4%            $  2,068     6%
    Bank                        $  5,220  15.14%       $  1,379    4%            $  2,069     6%
    Tier I Capital
    (to Average Assets):
    Consolidated                $  5,731  10.13%       $  2,263    4%            $  2,829     5%
    Bank                        $  5,220   9.23%       $  2,262    4%            $  2,828     5%


                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------


NOTE 11.  FAIR VALUE OF FINANCIAL INSTRUMENTS

The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments. In cases where quoted market prices are not available, fair values are based on estimates using discounted cash flow methods. Those methods are significantly affected by the assumptions used, including the discount rates and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instrument. The use of different methodologies may have a material effect on the estimated fair value amounts. Also, the fair value estimates presented herein are based on pertinent information available to management as of December 31, 1996 and 1995. Such amounts have not been revalued for purposes of these financial statements since those dates and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

The following methods and assumptions were used by the Company in estimating fair values of financial instruments as disclosed herein:

CASH, DUE FROM BANKS, AND FEDERAL FUNDS SOLD:

The carrying amounts of cash, due from banks, and Federal funds sold approximate their fair value.

AVAILABLE-FOR-SALE AND HELD-TO-MATURITY SECURITIES:

Fair values for securities are based on quoted market prices.

LOANS:

For variable-rate loans that reprice frequently and have no significant change in credit risk, fair values are based on carrying values. For other loans, the fair values are estimated using discounted cash flow methods, using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality. Fair values for impaired loans are estimated using discounted cash flow methods or underlying collateral values.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------


NOTE 11.  FAIR VALUE OF FINANCIAL INSTRUMENTS (CONTINUED)

DEPOSITS:

The carrying amounts of demand deposits, savings deposits, and variable-rate certificates of deposit approximate their fair values. Fair values for fixed-rate certificates of deposit are estimated using discounted cash flow methods, using interest rates currently being offered on certificates.

ACCRUED INTEREST:

The carrying amounts of accrued interest approximate their fair values.

OFF-BALANCE-SHEET INSTRUMENTS:

Fair values of the Company's off-balance-sheet financial instruments are based on fees charged to enter into similar agreements. However, commitments to extend credit and standby letters of credit do not represent a significant value to the Company until such commitments are funded. The Company has determined that these instruments do not have a distinguishable fair value and no fair value has been assigned.

The estimated fair values of the Company's financial instruments were as follows:

                                               DECEMBER 31, 1996                       DECEMBER 31, 1995
                                        ----------------------------------------------------------------
                                             CARRYING         FAIR              CARRYING        FAIR
                                              AMOUNT          VALUE              AMOUNT        VALUE
                                           ------------    -----------        -----------   ------------
FINANCIAL ASSETS:
  CASH AND DUE FROM BANKS, INTEREST-BEARING
    DEPOSITS IN BANKS, AND FEDERAL
    FUNDS SOLD                              $ 2,077,709    $ 2,077,709        $ 7,924,691    $ 7,924,691
  Securities available-for-sale               6,400,371      6,400,371          5,104,399      5,104,399
  Securities held-to-maturity                 5,303,712      5,289,699          6,783,115      6,810,219
  Loans                                      41,778,228     42,220,000         30,425,633     30,644,288
  Accrued interest receivable                   779,365        779,365            667,748        667,748

Financial liabilities:
  Deposits                                   52,573,768     52,940,000         47,176,432     47,575,425
  Accrued interest payable                      182,698        182,698            200,426        200,426

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

NOTE 12.  PARENT COMPANY FINANCIAL INFORMATION

The following information presents the condensed balance sheets of First Clayton Bancshares, Inc. as of December 31, 1996 and 1995 and the statements of income and cash flows for the years then ended:

                            CONDENSED BALANCE SHEETS
                           DECEMBER 31, 1996 AND 1995

                                                       1996          1995
                                                ----------------------------
  ASSETS
    CASH                                          $      3,949  $        973
    INTEREST-BEARING DEPOSITS                           44,272       158,306
    INVESTMENT IN SUBSIDIARY                         5,207,353     5,003,631
    OTHER ASSETS                                        24,256        17,411
                                                  ------------  ------------

      Total assets                                $  5,279,830  $  5,180,321
                                                  ============  ============

  STOCKHOLDERS' EQUITY                            $  5,279,830  $  5,180,321
                                                  ============  ============


                        CONDENSED STATEMENTS OF INCOME
                    YEARS ENDED DECEMBER 31, 1996 AND 1995

                                                       1996         1995
                                                  ------------  ------------
  INCOME
    DIVIDENDS FROM SUBSIDIARY                     $    486,172  $    169,757
    INTEREST                                             4,559         6,714
                                                  ------------  ------------
                                                       490,731       176,471
                                                  ------------  ------------

  EXPENSES
    Amortization                                             -         2,408
    OTHER EXPENSES                                      17,829        15,317
                                                  ------------  ------------
                                                        17,829        17,725
                                                  ------------  ------------

    Income before income tax benefits
      and equity in undistributed income
      of subsidiary                                    472,902       158,746

  INCOME TAX BENEFITS                                    6,729         4,180
                                                  ------------  ------------

      Income before equity in undistributed
        income of subsidiary                           479,631       162,926

  EQUITY IN UNDISTRIBUTED INCOME OF SUBSIDIARY         246,056       455,011
                                                  ------------  ------------

      Net income                                  $    725,687  $    617,937
                                                  ============  ============

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

NOTE 12.  PARENT COMPANY FINANCIAL INFORMATION (CONTINUED)

                      CONDENSED STATEMENTS OF CASH FLOWS
                    YEARS ENDED DECEMBER 31, 1996 AND 1995

                                                         1996         1995
                                                     -----------   -----------
OPERATING ACTIVITIES
 NET INCOME                                           $   725,687   $   617,937
  Adjustments to reconcile net income
    to net cash provided by
    operating activities:
    Undistributed earnings of subsidiary                 (246,056)     (455,011)

    Other operating activities                             (6,883)       (1,772)
                                                      -----------   -----------

     Net cash provided by operating activities            472,748       161,154
                                                      -----------   -----------

INVESTING ACTIVITIES
  (Increase) decrease in interest-bearing deposits        114,034          (120)
                                                      -----------   -----------

     Net cash provided by (used in)
       investing activities                               114,034          (120)
                                                      -----------   -----------

FINANCING ACTIVITIES
  Dividends paid                                         (176,172)     (169,757)
  Purchase of treasury stock                             (411,434)       (6,855)
  Proceeds from sale of treasury stock                      3,800             -
                                                      -----------   -----------

     Net cash used in financing activities               (583,806)     (176,612)
                                                      -----------   -----------

Net increase (decrease) in cash                            2,976        (15,578)


Cash at beginning of year                                    973         16,551
                                                      -----------   -----------

Cash at end of year                                   $    3,949    $       973
                                                      ==========    ===========

NONCASH TRANSACTION
  Unrealized (gains) losses on securities
    available-for-sale                                $   42,372    $   (84,880)
