Form 10QSB
period 1997-03-31
FIRST CLAYTON BANCSHARES INC
filed 1997-05-12
CIK 849627

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB
Mark One

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

       For the quarterly period ended      March 31, 1997
                                      -----------------------

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

       For the transition period from __________ to __________

                      Commission File Number:  33-28050-A


                        First Clayton Bancshares, Inc.
                      ----------------------------------
       (Exact name of small business issuer as specified in its charter)

              Georgia                                      58-1823105
   -------------------------------                    -------------------
   (State or other jurisdiction of                       (IRS Employer
    incorporation or organization)                     Identification No.)

                       Village Shopping Center, Hwy. 441
                 Post Office Box 1250, Clayton, Georgia 30525
                 --------------------------------------------
                    (Address of principal executive offices)

                                 (706) 782-7100
                          ---------------------------
                           (Issuer's telephone number)

                                      N/A
  --------------------------------------------------------------------------
  (Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
Yes    X         No
    -------         -------

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of May 1, 1997: 400,391

Transitional Small Business Disclosure Format (Check One) Yes          No   X
                                                              -----       -----

                         FIRST CLAYTON BANCSHARES, INC.
                                 AND SUBSIDIARY


                                     INDEX
                                     -----



                                                                      Page No.
                                                                      --------
PART I.   FINANCIAL INFORMATION

Item 1.   FINANCIAL STATEMENTS

          Consolidated Balance Sheet - March 31, 1997...............       1

          Consolidated Statements of
           Income - Three Months Ended March 31, 1997 and 1996......       2

          Consolidated Statements of
           Cash Flows - Three Months Ended March 31, 1997 and 1996.. 3 and 4

          Notes to Consolidated Financial Statements................       5

Item 2.   Management's Discussion and Analysis of
            Financial Condition and Results of Operations...........     6-9


PART II.  OTHER INFORMATION

          Item 6. Exhibits and Reports on Form 8-K..................      10

          Signatures................................................      11

                         PART 1 - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                  FIRST CLAYTON BANCSHARES, INC. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEET
                                 MARCH 31, 1997
                                   (Unaudited)


Assets
------
Cash and due from banks                                                            $       2,485,684
Interest-bearing deposits in banks                                                             3,829
Federal funds sold                                                                         1,300,000
Securities available-for-sale, at fair value                                               7,230,264
Securities held-to-maturity, at cost (fair value $4,666,596)                               4,701,204

Loans                                                                                     45,399,025
Less allowance for loan losses                                                               458,580
                                                                                   ------------------
          Loans, net                                                                      44,940,445
                                                                                   ------------------

Premises and equipment                                                                     1,435,631
Other assets                                                                               1,176,221
                                                                                   ------------------

          Total assets                                                             $      63,273,278
                                                                                   ==================

Liabilities and Stockholders' Equity
------------------------------------
Deposits
    Demand                                                                         $       5,526,730
    Interest-bearing demand                                                                9,019,030
    Savings                                                                                2,839,527
    Time deposits                                                                         40,184,551
                                                                                   ------------------
          Total deposits                                                                  57,569,838
Other liabilities                                                                            271,398
                                                                                   ------------------
          Total liabilities                                                               57,841,236
                                                                                   ------------------

Stockholders' equity
    Common stock, par value $1; 10,000,000 shares authorized;
        427,827 shares issued                                                                427,827
    Capital surplus                                                                        3,850,443
    Retained earnings                                                                      1,657,816
    Unrealized (loss) on securities available-for-sale, net of tax                           (52,854)
                                                                                   ------------------
                                                                                           5,883,232
    Less cost of 27,436 shares of treasury stock                                             451,190
                                                                                   ------------------
          Total stockholders' equity                                                       5,432,042
                                                                                   ------------------

          Total liabilities and stockholders' equity                               $      63,273,278
                                                                                   ==================

The accompanying notes are an integral part of these consolidated financial statements.

                  FIRST CLAYTON BANCSHARES, INC. AND SUBSIDIARY

                        CONSOLIDATED STATEMENTS OF INCOME
                   THREE MONTHS ENDED MARCH 31, 1997 AND 1996
                                   (Unaudited)


                                                                           1997                   1996
                                                                    ------------------    ----------------
Interest income
    Loans                                                           $       1,175,884     $       915,337
    Taxable securities                                                        152,921             163,337
    Nontaxable securities                                                      25,060              20,906
    Federal funds sold                                                          8,462              45,443
    Interest-bearing deposits in banks                                             30                  30
                                                                    ------------------    ----------------
          Total interest income                                             1,362,357           1,145,053

Interest expense on deposits                                                  665,052             581,037
                                                                    ------------------    ----------------

          Net interest income                                                 697,305             564,016
Provision for loan losses                                                      32,500              25,000
                                                                    ------------------    ----------------
          Net interest income after provision for
               loan losses                                                    664,805             539,016
                                                                    ------------------    ----------------

Other income                                                                   75,813              66,513
                                                                    ------------------    ----------------


Other expenses
    Salaries and other employee benefits                                      217,057             159,846
    Occupancy and equipment expenses                                           71,259              67,004
    Other operating expenses                                                  158,439             123,133
                                                                    ------------------    ----------------
          Total other expenses                                                446,755             349,983
                                                                    ------------------    ----------------

          Income before income taxes                                          293,863             255,546

Income tax expense                                                            101,963              81,512
                                                                    ------------------    ----------------

          Net income                                                $         191,900     $       174,034
                                                                    ==================    ================

Net income per share of common stock based on weighted
   average number of shares outstanding during period               $            0.48     $          0.41
                                                                    ==================    ================

Weighted average shares outstanding                                           400,391             424,393
                                                                    ==================    ================

Cash dividends per share of common stock                            $               -     $             -
                                                                    ==================    ================

The accompanying notes are an integral part of these consolidated financial statements.

                  FIRST CLAYTON BANCSHARES, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                   THREE MONTHS ENDED MARCH 31, 1997 AND 1996
                                   (Unaudited)


                                                                                     1997                   1996
                                                                               ------------------    ----------------
OPERATING ACTIVITIES
    Net income                                                                 $         191,900     $       174,034
    Adjustments to reconcile net income to net cash provided
        by operating activities:
        Depreciation                                                                      33,750              41,948
        Provision for loan losses                                                         32,500              25,000
        Increase in interest receivable                                                  (44,517)           (160,833)
        Increase in interest payable                                                      18,488               5,366
        Gain on sale of securities available-for-sale                                     (1,730)                  -
        Other operating activities                                                       (20,783)             (7,300)
                                                                               ------------------    ----------------

                  Net cash provided by operating activities                              209,608              78,215
                                                                               ------------------    ----------------

INVESTING ACTIVITIES
    Purchases of securities available-for-sale                                        (1,589,179)         (1,006,252)
    Proceeds from sale of securities available-for-sale                                  501,105             448,490
    Proceeds from maturities of securities available-for-sale                            197,899            (341,987)
    Proceeds from maturities of securities held-to-maturity                              602,508             309,633
    Net (increase) decrease in Federal funds sold                                       (930,000)          2,734,418
    Net increase in interest-bearing deposits in banks                                       (30)                (30)
    Net increase in loans                                                             (3,194,717)         (2,332,893)
    Purchase of premises and equipment                                                   (11,491)            (14,592)
                                                                               ------------------    ----------------

                  Net cash used in investing activities                               (4,423,905)           (203,213)
                                                                               ------------------    ----------------

FINANCING ACTIVITIES
    Net increase (decrease) in deposits                                                4,996,071            (694,384)
                                                                               ------------------    ----------------

                  Net cash provided by (used in) financing activities                  4,996,071            (694,384)
                                                                               ------------------    ----------------

Net increase (decrease) in cash and due from banks                                       781,774            (819,382)

Cash and due from banks, beginning of period                                           1,703,910           2,266,014
                                                                               ------------------    ----------------

Cash and due from banks, end of period                                         $       2,485,684     $     1,446,632
                                                                               ==================    ================

                  FIRST CLAYTON BANCSHARES, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                   THREE MONTHS ENDED MARCH 31, 1997 AND 1996
                                   (Unaudited)

                                                                           1997                  1996
                                                                   ------------------    ----------------
SUPPLEMENTAL DISCLOSURES
    Cash paid for:
        Interest                                                   $         646,564     $       575,671

        Income taxes                                               $          47,548     $        73,104

NONCASH TRANSACTIONS
    Unrealized losses on securities available-for-sale             $          62,012     $        44,001


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

          The results of operations for the three month period ended March 31, 1997 are not necessarily indicative of the results to be expected for the full year.


NOTE 2.   CURRENT ACCOUNTING DEVELOPMENTS

          The Financial Accounting Standards Board has issued SFAS No. 128, Earnings Per Share. SFAS No. 128 establishes standards for computing and presenting earnings per share (EPS) and applies to entities with publicly held common stock or potential common stock. This Statement simplifies the standards for computing earnings per share previously found in APB Opinion No. 15, Earnings per Share, and makes them comparable to International EPS standards. It replaces the presentation of primary EPS with a presentation of basic EPS. It also requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. The effective date of this Statement is for financial statements issued for periods ending after December 15, 1997. The adoption of this Statement is not expected to have a material effect on the earnings per share amount that is disclosed in these quarterly financial statements.

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

Financial Condition

As of March 31, 1997, the Company reported growth in assets of approximately $5,200,000 or 8.95% as compared to December 31, 1996. Total loans increased by $3,176,000 or 7.52% for the three months ended March 31, 1997. This increase was funded by an increase in total deposits of $4,996,000 or 9.50% during the same period. Other interest-earning assets increased by $1,157,000 or 9.58% as compared to December 31, 1996.

Liquidity

As of March 31, 1997, the liquidity ratio was 22.81% compared to 30.77% at March 31, 1996. This is below the Bank's target ratio of 30%. Liquidity is measured by the ratio of net cash, Federal funds sold and securities to net deposits and short-term liabilities. The decrease in the liquidity ratio is related to the significant increase in loans totaling $12,296,000 since March 31, 1996. The Company, however, has lines of credit available to meet any unforeseen liquidity needs. The Bank has established a relationship with the Federal Home Loan Bank of Atlanta which provides funding for loan growth on an as needed basis.

Capital

The minimum capital requirements for banks and bank holding companies require a leverage capital to total assets ratio of at least 4%, core capital to risk-weighted assets ratio of at least 4% and total capital to risk-weighted assets of at least 8%.

Selected financial information relating to the Bank's minimum capital requirements for the period ended March 31, 1997 is as follows:

    Leverage capital ratio                     8.90%
    Risk-based capital ratios:
       Core capital                           15.14%
       Total capital                          16.39%

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS
                                  (Continued)



 Results of Operations

 Net interest income increased $133,000 or 23.63% for the three months ended March 31, 1997 compared to the same period in 1996. The net increase consists of an increase in interest income of $217,000 or 18.98% less an increase in interest expense of $84,000 or 14.46% for the three month period. The significant increase in interest income is due primarily to the growth in the loan portfolio of 37.14% from March 31, 1996 to March 31, 1997. Interest-bearing deposits increased during the same period by $8,635,000 or 19.89%. The net interest margin increased 14 basis points to 4.87% during the period ended March 31, 1997 from 4.73% at March 31, 1996.

 The Company's provision for loan losses increased by $7,500 or 30% during the three months ended March 31, 1997 as compared to the same period in 1996. The allowance for loan losses at March 31, 1997 was $458,580 or 1.01% of total outstanding loans compared to 1.12% at March 31, 1996. Based on management's evaluation, the reserve is adequate to absorb anticipated loan losses at March 31, 1997.

 The following table furnishes information on the loan loss reserve for the current three month reporting period and the same period for 1996.

                                           1997        1996
                                         ------------------------
                                          (Dollars in Thousands)
                                         ------------------------
        Beginning balance                $     445     $   339

        Less charge-offs
          Commercial loans                      (1)          -
          Consumer  loans                      (18)

        Plus recoveries
          Consumer loans                         -           5

        Plus provision                          33          25
                                         ---------     -------
        Balance, end of period           $     459     $   369
                                         =========     =======

The loan loss reserve for the Company is evaluated monthly and adjusted to reflect the risk in the portfolio.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS
                                  (Continued)


The following table is a summary of nonaccrual, past due and restructured debt.

                                          March 31, 1997
                          ----------------------------------------------
                                            Past Due
                          Nonaccural        90 Days         Restructured
                            Loans        Still Accruing         Debt
                          -----------   ---------------     ------------
                                    (Dollars in Thousands)
                          ----------------------------------------------
Real estate loans         $         6    $            -     $          -
Commercial loans                    -                 -                -
Consumer loans                     89                 -                -
                          -----------    --------------     ------------
     Total                $        95    $            -     $          -
                          ===========    ==============     ============

                                         March 31, 1996
                          ----------------------------------------------

                                            Past Due
                          Nonaccural        90 Days         Restructured
                            Loans        Still Accruing         Debt
                          -----------    --------------     ------------
                                    (Dollars in Thousands)
                          ----------------------------------------------

Real estate loans         $       436    $            7     $          -
Commercial loans                    -                 -                -
Consumer loans                      -                16                -
                          -----------    --------------     ------------
     Total                $       436    $           23     $          -
                          ===========    ==============     ============

Loans classified for regulatory purposes as loss, doubtful, substandard, or special mention that have not been included in the table above do not represent or result from trends or uncertainties which management reasonably expects will materially impact future operating results, liquidity or capital resources. These classified loans do not represent material credits about which management is aware of any information which causes management to have serious doubts as to the ability of such borrowers to comply with the loan repayment loans.

Other operating income for the three months ended March 31, 1997 increased by $9,300 or 13.98%. The increase in other operating income is primarily due to an increase in credit life income of $5,400 which is attributable to the growth in loans and an increase of $3,350 in early redemption penalties.

Other operating expenses increased by approximately $97,000 or 27.65% for the three month period ending March 31, 1997 compared to the same period in 1996. The increase is due primarily to an increase in salaries and employee benefits of $57,000 which can be attributed to an increase of three full time employees. The increase is also due to an increase of $17,000 in consulting fees incurred by the Bank and an increase in convention and meeting expenses of $6,500 compared to 1996. The increase in full time employees is directly related to the increase in loans and deposits.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS
                                  (Continued)



Income tax expense increased by $20,000 for the three months ended March 31, 1997 compared to the three months ended March 31, 1996. The effective tax rate for the period in 1997 was 35% compared to 32% for the same period in 1996. The increase in the effective tax rate is primarily related to the increase in state income taxes.

Net income increased for the three months ended March 31, 1997 by $18,000 compared to the same period in 1996. The increase in net income is attributable to the continued growth in interest-earning assets, particularly higher yielding loans.

The Company is not aware of any other known trends, events or uncertainties, other than the effect of events as described above, that will have or that are reasonably likely to have a material effect on its liquidity, capital resources or operations. The Company is also not aware of any current recommendations by the regulatory authorities which, if they were implemented, would have such an effect.

                          PART II - OTHER INFORMATION



ITEM 6.  Exhibits and Reports on Form 8-K.

         (a)   Exhibits.

               27.  Financial Data Schedule.

         (b)   Reports on Form 8-K.

               None.

                                   SIGNATURES



     In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       FIRST CLAYTON BANCSHARES, INC.



DATE:                                  BY: /s/ John R. Martin
     ------------------------              ---------------------------
                                           President and Chairman


DATE:                                  BY: /s/ J. Mark Smith
     ------------------------              ---------------------------
                                           Chief Executive Officer and Principal
                                             Financial and Accounting Officer of
                                             First Clayton Bank & Trust Company