Form 10QSB
period 1997-06-30
FIRST CLAYTON BANCSHARES INC
filed 1997-08-12
CIK 849627

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-QSB
Mark One

[ X ]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934

                For the quarterly period ended   June 30, 1997
                                               -----------------

[   ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

             For the transition period from __________ to __________

                      Commission File Number:  33-28050-A


                        First Clayton Bancshares, Inc.
     ---------------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)

           Georgia                                          58-1823105
---------------------------------                      -------------------
(State or other jurisdiction of                             (IRS Employer
incorporation or organization)                            Identification No.)

                       Village Shopping Center, Hwy. 441
                 Post Office Box 1250, Clayton, Georgia 30525
            ------------------------------------------------------
                   (Address of principal executive offices)

                                (706) 782-7100
                          ---------------------------
                          (Issuer's telephone number)

                                      N/A
  -----------------------------------------------------------------------------
  (Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been
subject to such filing requirements for the past 90 days.  Yes  X    No
                                                              -----    -----

                     APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of August 1, 1997: 400,691

Transitional Small Business Disclosure Format (Check One)    Yes      No  X
                                                                -----   -----

                        FIRST CLAYTON BANCSHARES, INC.
                                AND SUBSIDIARY

                                          INDEX
                                          -----

                                                                                       Page No.
                                                                                       --------
PART I.           FINANCIAL INFORMATION

                  Item 1.  FINANCIAL STATEMENTS

                      Consolidated Balance Sheet - June 30, 1997..............................1

                      Consolidated Statements of Income - Three and
                          Six Months Ended June 30, 1997 and 1996.............................2

                      Consolidated Statements of Cash Flows - Six
                          Months Ended June 30, 1997 and 1996...........................3 and 4

                      Notes to Consolidated Financial Statements..............................5

                  Item 2.  Management's Discussion and Analysis of
                                 Financial Condition and Results of Operations..............6-9

PART II.          OTHER INFORMATION

                  Item 4.  Submission of Matters to a Vote of
                                  Security Holder............................................10

                  Item 6.  Exhibits and Reports on Form 8-K..................................11

                  Signatures.................................................................12

                         PART 1 - FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS

                  FIRST CLAYTON BANCSHARES, INC. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEET
                                  JUNE 30, 1997
                                   (Unaudited)

Assets
------
Cash and due from banks                                                      $          2,223,457
Interest-bearing deposits in banks                                                          3,859
Federal funds sold                                                                        350,000
Securities available-for-sale, at fair value                                            6,604,548
Securities held-to-maturity, at cost (fair value $4,694,093)                            4,698,569

Loans                                                                                  48,252,123
Less allowance for loan losses                                                            491,381
                                                                           -----------------------
          Loans, net                                                                   47,760,742
                                                                           -----------------------

Premises and equipment                                                                  1,513,812
Other assets                                                                            1,146,102
                                                                           -----------------------

          Total assets                                                       $         64,301,089
                                                                           =======================
Liabilities and Stockholders' Equity
------------------------------------
Deposits
    Demand                                                                   $          7,291,983
    Interest-bearing demand                                                             7,793,520
    Savings                                                                             2,711,474
    Time deposits                                                                      39,852,371
                                                                           -----------------------
          Total deposits                                                               57,649,348
Federal funds purchased                                                                   750,000
Other liabilities                                                                         214,073
                                                                           -----------------------
          Total liabilities                                                            58,613,421
                                                                           -----------------------

Stockholders' equity
    Common stock, par value $1; 10,000,000 shares authorized;
        427,827 shares issued                                                             427,827
    Capital surplus                                                                     3,850,443
    Retained earnings                                                                   1,858,893
    Unrealized (losses) on securities available-for-sale, net of tax                       (4,605)
                                                                           -----------------------
                                                                                        6,132,558
    Less cost of 27,136 shares of treasury stock                                          444,890
                                                                           -----------------------
          Total stockholders' equity                                                    5,687,668
                                                                           -----------------------

          Total liabilities and stockholders' equity                         $         64,301,089
                                                                           =======================

The accompanying notes are an integral part of these consolidated financial statements.

                  FIRST CLAYTON BANCSHARES, INC. AND SUBSIDIARY

                        CONSOLIDATED STATEMENTS OF INCOME
                  THREE MONTHS ENDED JUNE 30, 1997 AND 1996 AND
                     SIX MONTHS ENDED JUNE 30, 1997 AND 1996
                                   (Unaudited)

                                                            Three Months Ended                     Six Months Ended
                                                               June 30,                                June 30,
                                             ---------------------------------------  --------------------------------------------
                                                    1997                 1996                 1997                 1996
                                             -------------------- ------------------  -------------------  -------------------
Interest income
    Loans                                      $       1,223,332    $       951,283    $       2,399,216    $       1,866,621
    Taxable securities                                   147,150            162,001              300,071              325,368
    Nontaxable securities                                 25,065             22,562               50,125               43,468
    Federal funds sold                                    10,482             15,606               18,944               61,049
    Interest-bearing deposits in banks                        29                -                     59                  -
                                             -------------------- ------------------  -------------------  -------------------
          Total interest income                        1,406,058          1,151,452            2,768,415            2,296,506
                                             -------------------- ------------------  -------------------  -------------------

Interest expense
    Deposits                                             708,830            565,009            1,373,882            1,147,799
    Federal funds purchased                                  845                -                    845                  -
                                             -------------------- ------------------  -------------------  -------------------
          Total interest expense                         709,675            565,009            1,374,727            1,147,799
                                             -------------------- ------------------  -------------------  -------------------

          Net interest income                            696,383            586,443            1,393,688            1,148,707
Provision for loan losses                                 32,500             24,999               65,000               49,999
                                             -------------------- ------------------  -------------------  -------------------
          Net interest income
              after provision for
              loan losses                                663,883            561,444            1,328,688            1,098,708
                                             -------------------- ------------------  -------------------  -------------------

Other income                                              80,829             65,787              154,912              142,021
                                             -------------------- ------------------  -------------------  -------------------

Other expenses
    Salaries and other employee
        benefits                                         216,294            168,147              433,351              327,993
    Occupancy and equipment
        expenses                                          70,245             67,764              141,504              134,768
    Other operating expenses                             157,422            145,705              314,131              268,837
                                             -------------------- ------------------  -------------------  -------------------
          Total other expenses                           443,961            381,616              888,986              731,598
                                             -------------------- ------------------  -------------------  -------------------

          Income before income
              taxes                                      300,751            245,615              594,614              509,131

Income tax expense                                        99,675             86,177              201,638              167,769
                                             -------------------- ------------------  -------------------  -------------------

          Net income                           $         201,076   $       159,438     $         392,976    $         341,362
                                             ==================== ==================  ===================  ===================

Net income per share of
    common stock based on
    weighted average number of
    shares outstanding during
    period                                     $            0.50   $          0.39     $            0.98    $            0.82
                                             ==================== ==================  ===================  ===================

Weighted average shares
    outstanding                                          400,430           409,499               400,411              416,947
                                             ==================== ==================  ===================  ===================

Cash dividends per share of
    common stock                               $             -     $           -       $             -      $             -
                                             ==================== ==================  ===================  ===================

The accompanying notes are an integral part of these consolidated financial statements.

                 FIRST CLAYTON BANCSHARES, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     SIX MONTHS ENDED JUNE 30, 1997 AND 1996
                                   (Unaudited)

                                                                                         1997                     1996
                                                                                 ---------------------   -------------------
OPERATING ACTIVITIES
    Net income                                                                    $           392,976      $        341,362
    Adjustments to reconcile net income to net cash provided
        by operating activities:
        Depreciation                                                                           72,053                65,000
        Provision for loan losses                                                              65,000                49,999
        Increase in interest receivable                                                       (75,790)             (125,208)
        Increase (decrease) in interest payable                                                32,331               (29,051)
        Gain on sale of securities available-for-sale                                          (8,833)               (1,241)
        Other operating activities                                                            (57,698)             (104,871)
                                                                                 ---------------------   -------------------

                  Net cash provided by operating activities                                   420,039               195,990
                                                                                 ---------------------   -------------------

INVESTING ACTIVITIES
    Purchases of securities available-for-sale                                             (1,987,755)           (1,539,947)
    Proceeds from sales of securities available-for-sale                                    1,504,665             1,392,656
    Proceeds from maturities of securities available-for-sale                                 201,124               573,267
    Purchases of securities held-to-maturity                                                      -                (341,987)
    Proceeds from maturities of securities held-to-maturity                                   705,143               489,229
    Net decrease in Federal funds sold                                                         20,000             4,975,000
    Net (increase) decrease in interest-bearing deposits in banks                                 (59)                3,677
    Net increase in loans                                                                  (6,047,514)           (5,265,360)
    Purchase of premises and equipment                                                       (127,975)              (26,421)
                                                                                 ---------------------   -------------------

                  Net cash (used in) provided by investing activities                      (5,732,371)              260,114
                                                                                 ---------------------   -------------------

FINANCING ACTIVITIES
    Net increase (decrease) in deposits                                                     5,075,581               (39,935)
    Net increase in Federal funds sold                                                        750,000                   -
    Purchase of shares for the treasury                                                           -                (411,434)
    Proceeds from sale of treasury shares                                                       6,300                   -
                                                                                 ---------------------   -------------------

                  Net cash provided by (used in) financing activities                       5,831,881              (451,369)
                                                                                 ---------------------   -------------------

Net increase in cash and due from banks                                                       519,549                 4,735

Cash and due from banks, beginning of period                                                1,703,908             2,266,014
                                                                                 ---------------------   -------------------

Cash and due from banks, end of period                                            $         2,223,457      $      2,270,749
                                                                                 =====================   ===================

                 FIRST CLAYTON BANCSHARES, INC. AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                    SIX MONTHS ENDED JUNE 30, 1997 AND 1996
                                  (Unaudited)

                                                                          1997                   1996
                                                                  -------------------     -------------------
SUPPLEMENTAL DISCLOSURES
    Cash paid for:
        Interest                                                  $        1,342,463      $       1,176,850

        Income taxes                                              $          264,248      $         243,854

NONCASH TRANSACTION
    Unrealized losses on securities available-for-sale            $           13,378      $         121,120

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

         The results of operations for the six month period ended June 30, 1997 are not necessarily indicative of the results to be expected for the full year.


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


NOTE 3.  BUSINESS COMBINATION

         On June 12, 1997, the Company entered into an Agreement and Plan of Merger with United Community, Inc., a Georgia corporation. Under this agreement, the Company will merge with and into United. Upon consummation of the merger, each share of the Company's common stock issued and outstanding will be converted into and exchanged for the right to receive 1.6136 shares of United's common stock. Consummation of the merger is subject to certain conditions, including approval of the agreement by the Boards of Directors and the shareholders of both Companies and approval of the merger by various regulatory agencies.

         The merger is expected to be completed in the third quarter of 1997 and will be accounted for as a pooling of interests.

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

Financial Condition

As of June 30, 1997, the Company reported growth in assets of approximately $6,228,000 or 10.72% as compared to December 31, 1996. Total loans increased by $6,029,000 or 14.28% for the six months ended June 30, 1997. This increase was funded by an increase in total deposits of $5,076,000 or 9.65% during the same period.

Liquidity

As of June 30, 1997, the liquidity ratio was 20.09% compared to 25.54% at June 30, 1996. This is below the Bank's target ratio of 30%. Liquidity is measured by the ratio of net cash, Federal funds sold and securities to net deposits and short-term liabilities. The decrease in the liquidity ratio is related to the significant increase in loans totaling $12,256,000 since June 30, 1996. The Company, however, has lines of credit available to meet any unforeseen liquidity needs. The Bank has established a relationship with the Federal Home Loan Bank of Atlanta which provides funding for loan growth on an as needed basis.

Capital

The minimum capital requirements for banks and bank holding companies require a leverage capital to total assets ratio of at least 4%, core capital to risk-weighted assets ratio of at least 4% and total capital to risk-weighted assets of at least 8%.

Selected financial information relating to the Bank's minimum capital requirements for the period ended June 30, 1997 is as follows:

      Leverage capital ratio                                  9.08%
      Risk-based capital ratios:
         Core capital                                         14.85%
         Total capital                                        16.11%

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS
                                  (Continued)



Results of Operations

Net interest income increased $245,000 or 21.33% for the six months ended June 30, 1997 compared to the same period in 1996. The net increase consists of an increase in interest income of $472,000 or 20.55% less an increase in interest expense of $227,000 or 19.77% for the six month period. The significant increase in interest income is due primarily to the growth in the loan portfolio of 34.05% from June 30, 1996 to June 30, 1997. Total interest-bearing deposits increased during the same period by $7,196,000 or 16.67%.

The Company's provision for loan losses increased by $15,000 or 30% during the six months ended June 30, 1997 as compared to the same period in 1996. The allowance for loan losses at June 30, 1997 was $491,381 or 1.02% of total outstanding loans compared to .99% at June 30, 1996. Based on management's evaluation, the reserve is adequate to absorb anticipated loan losses at June 30, 1997.

The following table furnishes information on the loan loss reserve for the current six month reporting period and the same period for 1996.

                                            1997         1996
                                          ---------    ---------
                                          (Dollars in Thousands)
                                          ----------------------
         Beginning balance                   $ 445        $ 339

         Less charge-offs
         Commercial loans                      (1)          (8)
         Consumer  loans                      (19)         (33)

         Plus recoveries
         Consumer loans                          1            8

         Plus provision                         65           49
                                          ---------    ---------

         Balance, end of period              $ 491        $ 355
                                          =========    =========

The loan loss reserve for the Company is evaluated monthly and adjusted to reflect the risk in the portfolio.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS
                                  (Continued)


The following table is a summary of nonaccrual, past due and restructured debt.

                                                 June 30, 1997
                              ------------------------------------------------------

                                                    Past Due
                                 Nonaccural          90 Days          Restructured
                                   Loans         Still Accruing           Debt
                              ---------------   ----------------   -----------------
                                             (Dollars in Thousands)
                              ------------------------------------------------------
      Real estate loans       $            5    $             -    $              -
      Commercial loans                    17                  2                   -
      Consumer loans                      58                 68                   -
                              ---------------   ----------------   -----------------
      Total                   $           80    $            70    $              -
                              ===============   ================   =================
                                                 June 30, 1997
                              ------------------------------------------------------

                                                    Past Due
                                 Nonaccural          90 Days          Restructured
                                   Loans         Still Accruing           Debt
                              ---------------   ----------------   -----------------
                                             (Dollars in Thousands)
                              ------------------------------------------------------

      Real estate loans       $          297    $          145     $             -
      Commercial loans                    46                 2                   -
      Consumer loans                      13                42                   -
                              ---------------   ----------------   -----------------
      Total                   $          356    $          189     $             -
                              ===============   ================   =================

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

Other operating income for the six months ended June 30, 1997 increased by $12,900 or 9.08% compared to the same period in 1996. The increase in other operating income is primarily due to an increase in credit life income of $9,000 which is attributable to the growth in loans and an increase of $3,150 in early redemption penalties.

Other expenses increased by approximately $157,000 or 21.50% for the six month period ending June 30, 1997 compared to the same period in 1996. The increase is due primarily to an increase in salaries and employee benefits of $105,000 which can be partially attributed to an increase of three full time employees. The increase is also due to an increase of $20,000 in consulting fees incurred by the Bank and an increase in convention and meeting expenses of $9,400 compared to 1996. The increase in full time employees is directly related to the increase in loans and deposits.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND RESULTS OF OPERATIONS
                                  (Continued)



Income tax expense increased by $34,000 for the six months ended June 30, 1997 compared to the six months ended June 30, 1996. The effective tax rate for the period in 1997 was 34% compared to 33% for the same period in 1996. The increase in the effective tax rate is primarily related to the increase in state income taxes.

Net income increased for the six months ended June 30, 1997 by $52,000 compared to the same period in 1996. The increase in net income is attributable to the continued growth in interest-earning assets, particularly higher yielding loans.

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

                          PART II - OTHER INFORMATION



ITEM 4.  Submission of Matters to a Vote of Security Holders.

         The Annual Meeting of the Shareholders of the Company was held on April 11, 1997. At the Annual Meeting of the Shareholders, proxies were solicited under Regulation 14 of the Securities and Exchange Act of 1934. Total shares outstanding amounted to 400,391. A total of 236,317 shares (59%) were represented by shareholders in attendance or by proxy. The following directors were re-elected to serve a three-year term. The results of the election were as follows:


                                              For       Against      Abstain
                                            -------     -------      -------
              John Martin                   235,917       200          200
              Mark Smith                    236,117        -           200
              Lamar Edwards                 235,817       300          200
              Betsy Fowler                  235,917       200          200
              Colie Whitaker                235,817       200          300
              Ronald Vandiver               236,117        -           200
              Robert Blalock                236,117        -           200

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


                                       FIRST CLAYTON BANCSHARES, INC.



DATE:                                  BY: /s/  John R. Martin
     -------------------------             ------------------------
                                           President and Chairman


DATE:                                  BY: /s/  J. Mark Smith
     -------------------------             ------------------------
                                           Chief Executive Officer and Principal
                                            Financial and Accounting Officer of
                                            First Clayton Bank & Trust Company